Form 10-Q
period 2025-06-30
Renatus Tactical Acquisition Corp I
filed 2025-08-13
CIK 2035173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, there were 24,150,00 Class A ordinary shares, $0.0001 par value and 7,011,288 Class B ordinary shares, $0.0001 par value, issued and outstanding.

RENATUS TACTICAL ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RENATUS TACTICAL ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash	$569,066	$-
Due from Sponsor	44,648	-
Deferred insurance and other expenses	616,654	26,577
Total Current Assets	1,230,368	26,577
Cash held in Trust	243,344,556	-
Deferred offering costs	-	597,798
Total Assets	$244,574,924	$624,375

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$618,770	$599,375
Total Current Liabilities	618,770	599,375
Accrued expenses	1,575,972	-
Deferred underwriting fee	8,452,500	-
Total Liabilities	10,647,242	599,375

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 24,150,000 shares subject to possible redemption at $10.08 per share	243,344,556	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 7,011,288 shares issued and outstanding(1)(2)	701	701
Additional paid-in capital	-	24,299
Accumulated deficit	(9,417,575)	-
Total Shareholders’ Deficit	(9,416,874)	25,000
Total Liabilities and Shareholders’ Deficit	$244,574,924	$624,375

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Formation and operating expenses	$445,972	$445,972
TOTAL EXPENSES	445,972	445,972

OTHER INCOME
Income earned on cash held in Trust	1,240,806	1,240,806
TOTAL OTHER INCOME	1,240,806	1,240,806

Net Income	$794,834	$794,834

Weighted average of redeemable shares outstanding basic and diluted	12,207,692	6,137,569
Basic and diluted net income per ordinary share	$0.08	$0.17
Weighted average of non-redeemable shares outstanding basic and diluted(1)(2)	7,001,288	7,001,288
Basic and diluted net loss per ordinary share	$(0.02)	$(0.03)

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2025

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024(1)(2)	7,011,288	$701	$24,299	$—	$25,000
Net loss	—	—	—	—	—
Balance, March 31, 2025	7,011,288	701	24,299	—	25,000
Private warrants, proceeds	—	—	3,821,591	—	3,821,591
Public warrants, fair value	—	—	4,557,833	—	4,557,833
Offering costs	—	—	(244,775)	—	(244,775)
Remeasurement	—	—	(18,371,357)	—	(18,371,357)
Reclassification of negative Additional Paid-In Capital	—	—	10,212,409	(10,212,409)	—
Net income	—	—	—	794,834	794,834
Balance, June 30, 2025	7,011,288	$701	$—	$(9,417,575)	$(9,416,874)

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$794,834
Interest earned on cash held in Trust	(1,240,806)
Changes in assets/liabilities to reconcile net income to net cash provided by operating activities:
Deferred offering costs	597,798
Deferred insurance and other expenses	(590,077)
Accrued expenses	26,361
Net Cash Used in Operating Activities	(411,890)

Cash Flows from Investing Activities:
Cash deposited into Trust	(242,103,750)
Net Cash Used in Investing Activities	(242,103,750)

Cash Flows from Financing Activities:
Due from Sponsor	(44,648)
Proceeds from issuance of Class A ordinary shares	241,500,000
Proceeds from private placement	3,821,591
Payment of offering costs	(2,192,237)
Net Cash Provided by Financing Activities	243,084,706
Net change in cash	569,066
Cash at beginning of period	—
Cash at end of period	$569,066

Supplemental Schedule of Non-Cash Financing Activities:
Issuance of Class B shares to the Sponsor in exchange for a payment to a vendor	$25,000
Remeasurement of Class A ordinary shares subject to possible redemption	$18,371,357

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from July 2, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and search for a Business Combination opportunity, which are described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 3,821,951 warrants (the “Private Placement Warrants”) to International SPAC Management Group I LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3,821,591 (the “Private Proceeds” and together with the Public Proceeds, the “Offering Proceeds”). The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering (see Note 8).

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.025 per Public Share, plus any pro rata interest then in the Trust Account), net of taxes payable for the Company’s franchise and income taxes (“Permitted Withdrawals”). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

Going Concern

At June 30, 2025, the Company had cash of $569,066 and working capital of $611,598.

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

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of the issuance date of these financial statements. Over this time period, the Company will be using the funds held outside of the Trust Account to pay for existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, rising trade tensions between the United States and China, uncertainties regarding actual and potential shifts in the policies of the United States related to foreign policy, trade policy, economic policy and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the ongoing conflict between Russia and Ukraine, and the ongoing conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the United States. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 16, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 22, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 or December 31, 2024.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of June 30, 2025 and December 31, 2024, the Company had deferred offering costs of $0 and $597,798, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 762,097 Class B ordinary shares held by the Sponsor that were subject to forfeiture depending on the extent to which the over-allotment option is exercised by the underwriters (see Note 6). At June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock numerator:
Interest income	$1,240,806	$-	$1,240,806	$-
Less: Allocation of expenses	(283,424)	(162,548)	(208,327)	(237,645)
Total	$957,382	$(162,548)	$1,032,479	$(237,645)

Basic and diluted net income (loss) per share of common stock denominator:
Weighted-average shares outstanding	12,207,692	7,001,288	6,137,569	7,001,288
Basic and diluted net income (loss) per share of common stock	$0.08	$(0.02)	$0.17	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of June 30, 2025, the cash held in excess of the FDIC limit was $319,066. As of June 30, 2025, the cash held in the trust in excess of the SIPC limit was $243,094,556. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash Held in Trust Account

On June 30, 2025, the Company had $243,344,556 in cash held in the Trust Account.

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

The fair value of the cash held in trust is measured under Level 1 in the fair value hierarchy.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholder’s equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statement of operations.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

On June 30, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$241,500,000
Less: Proceeds allocated to public warrants	(4,557,833)
Less: Class A ordinary share issuance costs	(11,968,968)
Add: Remeasurement of carrying value to redemption value	18,371,357
Class A ordinary shares subject to possible redemption June 30, 2025	$243,344,556

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of June 30, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Effective June 9, 2025, holders of the Company’s Units may elect to separately trade the Class A ordinary shares and Public Warrants included in the Units.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company, in a private placement, sold 3,821,591 Private Placement Warrants at a price of $1.00 per warrant. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell 90% of the Founder Shares until the earlier to occur of: (A) six months after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $11.50 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property; provided that, for the avoidance of doubt, 10% of the Founder Shares shall not be subject to such restrictions (such date on which the founder shares are no longer subject to restriction, the “Lock-up Expiration Date”).

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $25,000 for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2025 the Company incurred general and administrative services expenses of $37,500, which are included in formation and operating expenses on the unaudited condensed statements of operations.

Financial and Accounting Services

On July 26, 2024, the Company entered into an agreement (the “Brio Agreement”) with Brio Financial Group (“Brio Financial”), pursuant to which Brio Financial will provide certain financial and accounting services to the Company, including, but not limited to, assisting the Company with developing and documenting a monthly and quarterly accounting closing process, preparing financial statements, maintaining the Company’s accounting system and its internal debt and equity ledgers, preparing the Management Discussion and Analysis of Financial Condition and Results portion of quarterly and annual reports, and assisting the Company in connection with the Initial Public Offering. Under the Brio Agreement, the Company agreed to pay Brio Financial a fixed price of $16,500 for initial services and a fixed monthly rate of $2,000 for recurring services, which commenced in September 2024. Additionally, the Company agreed to pay a fixed monthly rate of $6,000 for Chief Financial Officer services provided by Ian Rhodes. Pursuant to the terms of the Brio Agreement, Mr. Rhodes will be compensated for travel and other out-of-pocket costs and will be entitled to indemnification and director and officer insurance. Either the Company or Brio Financial may terminate the Brio Agreement at any time, for any reason, within 10 days of written notice to the other party. Mr. Rhodes is a Director at Brio Financial but otherwise does not hold any ownership interest in Brio Financial. For the three and six months ended June 30, 2025 the Company incurred expenses under the Brio Agreement of $8,000, which are included in formation and operating expenses on the unaudited condensed statements of operations. As of June 30, 2025 the Company did not owe Brio Financial any amount under the Brio Agreement.

Due from Sponsor

The Company made certain payments on behalf of the Sponsor. As of June 30, 2025 and December 31, 2024 the Sponsor owes the Company $44,648 and $0, respectively.

Unsecured Promissory Note

The Sponsor loaned the Company up to $300,000 under an unsecured promissory note which was used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and became due at the closing of the Initial Public Offering. As of June 30, 2025 and December 31, 2024, there was $0 outstanding under such promissory note.

Convertible Promissory Note

Upon the completion of the Initial Public Offering, the Company issued the Sponsor a convertible promissory note (the “Working Capital Convertible Note”) in the principal amount of up to $639,375 which the Company may draw down in its sole discretion, from time to time in order to pay for working capital expenses or finance transaction costs in connection with an intended initial Business Combination. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares, at a conversion price per share equal to the lower of (i) $8.00 per share and (ii) the volume weighted average price of the Class A ordinary shares for the 20 trading days ending on the trading day prior to the date on which the loans are converted (“Note Conversion VWAP”), at the option of the Sponsor. Any amount that is not converted into Class A ordinary shares will be repaid in cash on the maturity date. The maturity date of the Working Capital Convertible Note will be the earlier of (i) the Lock-up Expiration Date and (ii) the date that the Company’s winding up becomes effective. As of June 30, 2025 and December 31, 2024, there were no amounts outstanding under such promissory note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into Class A ordinary shares, at a conversion price per share equal to the lower of $8.00 and the Note Conversion VWAP, at the option of the lender. The shares issuable upon conversion of such loans would be identical to the Class A ordinary shares that are sold as a part of the Public Units in the Initial Public Offering. In the event that a Business Combination is not consummated, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2025 and December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

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

The underwriters were paid a cash underwriting discount of $0.05 per unit, or $1,207,500, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Public Unit, or up to $8,452,500 in the aggregate, payable based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Service Providers Fees

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the initial Business Combination. The amount as of June 30, 2025 and December 31, 2024 was $1,576,511 and $0, respectively.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 24,150,000 Class A ordinary shares subject to possible redemption as of June 30, 2025.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 7,011,288 Class B ordinary shares issued and outstanding.

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

NOTE 8 — WARRANTS

There were 15,896,591 warrants outstanding as of June 30, 2025, including 12,075,000 Public Warrants and 3,821,591 Private Placement Warrants. There were no warrants outstanding as of December 31, 2024. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Public Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the Combination Period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

As of June 30, 2025
Cash	$569,066
Due from Sponsor	44,648
Deferred insurance and other expenses	616,654
Cash held in Trust	243,344,556
Total Assets	$244,574,924

All other segment items included in net income (loss) are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 13, 2025, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Promissory Note - On July 24, 2025, the Company issued a convertible promissory note (the “Investor Convertible Note”) in the principal amount of $250,000 to an investor of the Company. Any principal amounts outstanding under the Investor Convertible Note may be converted into a number of units of the Company, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00; provided, however, that the Investor Convertible Note shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Investor Convertible Note will be identical to the Public Units that were sold in the Initial Public Offering.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 2, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2025, we had net income of $794,834, which consisted of investment income earned on the cash in Trust of $1,240,806 partially offset by formation and operating expenses of $445,972.

Liquidity and Capital Resources

Our liquidity needs were satisfied prior to the consummation of our IPO through receipt from our Sponsor of $25,000 for the sale of the Founder Shares a loan from the Sponsor, of up to $300,000 under an unsecured, non-interest bearing promissory note, which was repaid at the closing of the Initial Public Offering (as defined below).

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

For the six months ended June 30, 2025, cash used in operating activities was $411,890. Net income of $794,834 was affected by interest earned on investments held in the Trust Account of $1,240,806, and net change in operating assets and liabilities of $34,082.

For the six months ended June 30, 2025, cash used in investing activities was $242,103,750, which is the amount required to be deposited into the Trust from the Initial Public Offering and Private Placement.

For the six months ended June 30, 2025, cash provided by financing activities was $243,084,706, which is the proceeds from the Initial Public Offering and the Private Placement, net of offering costs.

As of June 30, 2025, we had cash held in the Trust Account of $243,344,556. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $569,066 in our operating bank account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were paid a cash underwriting discount of $0.05 per Unit, or $1,207,500, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or up to $8,452,500 in the aggregate, payable based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
4.1	Warrant Agreement, dated May 14, 2025, between the Company and Odyssey Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.1	Private Placement Warrants Purchase Agreement, dated May 14, 2025, between the Company and International SPAC Management Group I (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.2	Investment Management Trust Agreement, dated May 14, 2025, between the Company and Odyssey Transfer and Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.3	Registration Rights Agreement, dated May 14, 2025, among the Company, International SPAC Management Group I LLC and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.4	Letter Agreement, dated May 14, 2025, among the Company, International SPAC Management Group I LLC, certain investors in International SPAC Management Group I LLC and each of the initial shareholders, directors and officers of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.5	Letter Agreement, dated May 14, 2025, among the Company and certain investors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.6	Administrative Services Agreement, dated May 14, 2025, by and between the Company and International SPAC Management Group I LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.7	Form of Indemnification Agreement between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.8	Working Capital Convertible Note, dated as of May 16, 2025, issued to International SPAC Management Group I LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENATUS TACTICAL ACQUISITION CORP I

Date: August 13, 2025	By:	/s/ Eric Swider
	Name:	Eric Swider
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)