Form 10-Q
period 2025-09-30
Renatus Tactical Acquisition Corp I
filed 2025-11-19
CIK 2035173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 19, 2025, there were 24,150,000 Class A ordinary shares, $0.0001 par value and 7,011,288 Class B ordinary shares, $0.0001 par value, issued and outstanding.

RENATUS TACTICAL ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the period from July 2, 2024 (inception) through September 30, 2024	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2025 and for the period from July 2, 2024 (inception) through September 30, 2024	3
Unaudited Condensed Statements of Cash Flows for the Nine Months ended September 30, 2025 and for the period from July 2, 2024 (inception) through September 30, 2024	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	23
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RENATUS TACTICAL ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash	$97,362	$-
Due from Sponsor	44,648	-
Prepaid expenses	509,419	26,577
Total Current Assets	651,429	26,577
Cash held in Trust	245,856,825	-
Deferred offering costs	-	597,798
Total Assets	$246,508,254	$624,375

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accrued expenses	$10,310	$599,375
Related party payable	40,108	-
Total Current Liabilities	50,418	599,375
Non-Current Liabilities:
Accrued expenses	1,650,990	-
Convertible note	250,000	-
Deferred underwriting fee	8,452,500	-
Total Non-Current Liabilities	10,353,490	-
Total Liabilities	10,403,908	599,375

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 24,150,000 and 0 shares subject to possible redemption at $10.18 per share as of September 30, 2025 and December 31, 2024, respectively	245,856,825	-

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 7,011,288 shares issued and outstanding(1)(2)	701	701
Additional paid-in capital	-	24,299
Accumulated deficit	(9,753,180)	-
Total Shareholders’ (Deficit) Equity	(9,752,479)	25,000
Total Liabilities and Shareholders’ (Deficit) Equity	$246,508,254	$624,375

(1)	Includes an aggregate of up to 914,514 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option (see Note 5).

(2)	Shares and associated accounts have been retroactively restated to reflect the surrender of 3,740,591 Class B ordinary shares to the Company for no consideration on March 13, 2025 and the issuance of an additional 1,168,548 Class B ordinary shares to the Sponsor for no consideration on May 14, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	For the period from July 2, 2024 (inception) through September 30, 2024
Formation and operating expenses	$337,479	$783,450	$-
TOTAL EXPENSES	337,479	783,450	-

OTHER INCOME
Income earned on cash held in Trust Account	2,512,269	3,753,075	-
Income earned on cash held in operating account	1,874	1,873	-
TOTAL OTHER INCOME	2,514,143	3,754,948	-

Net Income	$2,176,664	$2,971,498	$-

Weighted average of redeemable shares outstanding basic and diluted	24,150,000	12,252,574	-
Basic and diluted net income per ordinary share	$0.09	$0.27	$0.00
Weighted average of non-redeemable shares outstanding basic and diluted(1)(2)	7,011,288	7,011,288	4,829,998
Basic and diluted net loss per ordinary share	$(0.01)	$(0.04)	$0.00

(1)	For the period from July 2, 2024 (inception) through September 30, 2024, excludes an aggregate of up to 914,514 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option (see Note 5).

(2)	Shares and associated accounts have been retroactively restated to reflect the surrender of 3,740,591 Class B ordinary shares to the Company for no consideration on March 13, 2025 and the issuance of an additional 1,168,548 Class B ordinary shares to the Sponsor for no consideration on May 14, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND FOR THE PERIOD JULY 2, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024 (Audited)(1)(2)	7,011,288	$701	$24,299	$-	$25,000
Net loss	-	-	-	-	-
Balance, March 31, 2025	7,011,288	701	24,299	-	25,000
Private warrants, proceeds	-	-	3,821,591	-	3,821,591
Public warrants, fair value	-	-	4,557,833	-	4,557,833
Offering costs allocated to public and private warrants	-	-	(244,775)	-	(244,775)
Accretion of carrying value to redemption value	-	-	(8,158,948)	(10,212,409)	(18,371,357)
Net income	-	-	-	794,834	794,834
Balance, June 30, 2025	7,011,288	$701	$-	$(9,417,575)	$(9,416,874)
Net income	-	-		2,176,664	2,176,664
Accretion of carrying value to redemption value	-	-		(2,512,269)	(2,512,269)
Balance, September 30, 2025	7,011,288	$701	$-	$(9,753,180)	$(9,752,479)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 2, 2024 (inception)	-	$-	$-	$-	$-
Issuance of founder shares	7,011,288	701	24,299	-	25,000
Balance, September 30, 2024(1)(2)	7,011,288	$701	$24,299	$-	$25,000

(1)	Includes an aggregate of up to 914,514 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option (see Note 5).

(2)	Shares and associated accounts have been retroactively restated to reflect the surrender of 3,740,591 Class B ordinary shares to the Company for no consideration on March 13, 2025 and the issuance of an additional 1,168,548 Class B ordinary shares to the Sponsor for no consideration on May 14, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2025	For the period from July 2, 2024 (inception) through September 30, 2024
Cash Flows from Operating Activities:
Net income	$2,971,498	$-
Interest earned on cash held in Trust Account	(3,753,075)	-
Changes in assets/liabilities to reconcile net income to net cash used in operating activities:
Deferred offering costs	597,798	-
Prepaid expenses	(482,843)	-
Related party payable	40,108	-
Accrued expenses	(507,081)	-
Net Cash Used in Operating Activities	(1,133,595)	-

Cash Flows from Investing Activities:
Cash deposited into Trust	(242,103,750)	-
Net Cash Used in Investing Activities	(242,103,750)	-

Cash Flows from Financing Activities:
Due from Sponsor	(44,648)	-
Proceeds from Convertible Note	250,000
Proceeds from issuance of Class A ordinary shares	241,500,000	-
Proceeds from private placement	3,821,591	-
Payment of offering costs	(2,192,236)	-
Net Cash Provided by Financing Activities	243,334,707	-
Net change in cash	97,362
Cash at beginning of period	-
Cash at end of period	$97,362	$-

Supplemental Schedule of Non-Cash Financing Activities:
Issuance of Class B shares to the Sponsor in exchange for a payment to a vendor	$-	$25,000
Offering costs charged to Additional paid in capital included in deferred underwriting fee	$8,452,500	$-
Offering costs charged to Additional paid in capital included in Accrued expenses	$1,569,006	$-
Remeasurement of Class A ordinary shares subject to possible redemption	$20,883,626	$-

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from July 2, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and search for a Business Combination opportunity, which are described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern

As of September 30, 2025, the Company has cash of $97,362 and working capital of $601,011. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account of $97,362 will not be sufficient to allow the Company to operate in the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 16, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 22, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 or December 31, 2024.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of September 30, 2025 and December 31, 2024, the Company had deferred offering costs of $0 and $597,798, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, if any. At September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock numerator:
Interest income	$2,514,143	$-	$3,754,948	$-
Less: Allocation of expenses	(261,546)	(75,933)	(498,305)	(285,145)
Total	$2,252,597	$(75,933)	$3,256,643	$(285,145)

Basic and diluted net income (loss) per share of common stock denominator:
Weighted-average shares outstanding	24,150,000	7,011,288	12,252,574	7,011,288
Basic and diluted net income (loss) per share of common stock	$0.09	$(0.01)	$0.27	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of September 30, 2025, the cash held did not exceed the FDIC limit As of September 30, 2025, the cash held in the trust in excess of the SIPC limit was $245,356,825. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash Held in Trust Account

On September 30, 2025, the Company had $245,856,825 in cash held in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

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

The fair value of the cash held in the Trust Account is measured under Level 1 in the fair value hierarchy.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholder’s equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statements of operations.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

On September 30, 2025, the Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$241,500,000
Less: Proceeds allocated to public warrants	(4,557,833)
Less: Class A ordinary share issuance costs	(11,968,968)
Add: Accretion of carrying value to redemption value	17,130,551
Class A ordinary shares subject to possible redemption May 15, 2025	242,103,750
Add: Accretion of carrying value to redemption value	1,240,806
Class A ordinary shares subject to possible redemption June 30, 2025	243,344,556
Add: Accretion of carrying value to redemption value	2,512,269
Class A ordinary shares subject to possible redemption September 30, 2025	$245,856,825

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of September 30, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 10 for further information.

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

The Sponsor transferred an aggregate of 500,000 Founder Shares to the Company’s independent directors and officers prior to the completion of Initial Public Offering. The Company has estimated the fair value of the 500,000 Founder Shares as $850,000 on the date of transfer. The transferred shares are subject to the lock up provisions described below. As such, the Company will not recognize any expense until the Initial Business Combination is probable. The Sponsor may transfer up to an additional 200,000 Founder Shares to certain advisors after the completion of the Initial Public Offering and prior to the closing of the Company’s initial business combination.

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $25,000 for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2025, the Company incurred general and administrative services expenses of $75,000 and $125,000, respectively, which are included in formation and operating expenses on the unaudited condensed statements of operations.

Financial and Accounting Services

On July 26, 2024, the Company entered into an agreement (the “Brio Agreement”) with Brio Financial Group (“Brio Financial”), pursuant to which Brio Financial will provide certain financial and accounting services to the Company, including, but not limited to, assisting the Company with developing and documenting a monthly and quarterly accounting closing process, preparing financial statements, maintaining the Company’s accounting system and its internal debt and equity ledgers, preparing the Management Discussion and Analysis of Financial Condition and Results portion of quarterly and annual reports, and assisting the Company in connection with the Initial Public Offering. Under the Brio Agreement, the Company agreed to pay Brio Financial a fixed price of $16,500 for initial services and a fixed monthly rate of $2,000 for recurring services, which commenced in September 2024. Additionally, the Company agreed to pay a fixed monthly rate of $6,000 for Chief Financial Officer services provided by Ian Rhodes. Pursuant to the terms of the Brio Agreement, Mr. Rhodes will be compensated for travel and other out-of-pocket costs and will be entitled to indemnification and director and officer insurance. Either the Company or Brio Financial may terminate the Brio Agreement at any time, for any reason, within 10 days of written notice to the other party. Mr. Rhodes is a Director at Brio Financial but otherwise does not hold any ownership interest in Brio Financial. For the three and nine months ended September 30, 2025 the Company incurred expenses under the Brio Agreement of $24,000 and $72,000, respectively, which are included in formation and operating expenses on the unaudited condensed statements of operations. As of September 30, 2025 the Company did not owe Brio Financial any amount under the Brio Agreement.

Due from Sponsor

The Company made certain payments on behalf of the Sponsor. As of September 30, 2025 and December 31, 2024, the Sponsor owes the Company $44,648 and $0, respectively.

Unsecured Promissory Note

The Sponsor loaned the Company up to $300,000 under an unsecured promissory note which was used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and became due at the closing of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, there was $0 outstanding under such promissory note.

Convertible Promissory Note

Upon the completion of the Initial Public Offering, the Company issued the Sponsor a convertible promissory note (the “Working Capital Convertible Note”) in the principal amount of up to $639,375 which the Company may draw down in its sole discretion, from time to time in order to pay for working capital expenses or finance transaction costs in connection with an intended initial Business Combination. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares, at a conversion price per share equal to the lower of (i) $8.00 per share and (ii) the volume weighted average price of the Class A ordinary shares for the 20 trading days ending on the trading day prior to the date on which the loans are converted (“Note Conversion VWAP”), at the option of the Sponsor. Any amount that is not converted into Class A ordinary shares will be repaid in cash on the maturity date. The maturity date of the Working Capital Convertible Note will be the earlier of (i) the Lock-up Expiration Date and (ii) the date that the Company’s winding up becomes effective. As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under such promissory note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into Class A ordinary shares, at a conversion price per share equal to the lower of $8.00 and the Note Conversion VWAP, at the option of the lender. The shares issuable upon conversion of such loans would be identical to the Class A ordinary shares that are sold as a part of the Public Units in the Initial Public Offering. In the event that a Business Combination is not consummated, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — CONVERTIBLE NOTE

On July 24, 2025, the Company issued a convertible promissory note (the “Convertible Note”) in the principal amount of $250,000 with an interest rate of 0% to an investor of the Company. The principal balance is payable by the Company upon the earlier of: (i) the date of the consummation of the initial business combination and (ii) the date that the winding up of the Company is effective. Any principal amounts outstanding under the Investor Convertible Note may be converted into a number of units of the Company, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00; provided, however, that the Investor Convertible Note shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Investor Convertible Note will be identical to the Public Units that were sold in the Initial Public Offering.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Service Providers Fees

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the initial Business Combination. The amount as of September 30, 2025 and December 31, 2024 was $1,650,990 and $0, respectively.

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 24,150,000 Class A ordinary shares subject to possible redemption as of September 30, 2025.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 7,011,288 Class B ordinary shares issued and outstanding.

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

NOTE 9 — WARRANTS

There were 15,896,591 warrants outstanding as of September 30, 2025, including 12,075,000 Public Warrants and 3,821,591 Private Placement Warrants. There were no warrants outstanding as of December 31, 2024. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Public Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 10 — SEGMENT INFORMATION

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

As of September 30, 2025
Cash	$97,362
Due from Sponsor	44,648
Deferred insurance and other expenses	509,419
Cash held in Trust	245,856,825
Total Assets	$246,508,254

All other segment items included in net income (loss) are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 19, 2025, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Renatus Tactical Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to International SPAC Management Group I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 2, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2025, we had net income of $2,971,498, which consisted primarily of investment income earned on the cash held in the Trust Account of $3,753,075 partially offset by formation and operating expenses of $783,450.

For the three months ended September 30, 2025, we had net income of $2,176,664, which consisted primarily of investment income earned on the cash held in the Trust Account of $2,512,269 partially offset by formation and operating expenses of $337,479.

Investor Convertible Note

On July 24, 2025, we were loaned $250,000 by an investor pursuant to a non-interest bearing convertible promissory note (the “Investor Convertible Note”). The maturity date of the Investor Convertible Note is the earlier of (i) the date on which we consummate an Initial Business Combination and (ii) the date that the Company’s winding up becomes effective. Any principal amounts outstanding under the Investor Convertible Note may be converted into a number of units, each unit consisting of one of our Class A ordinary shares and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00; provided, however, that the Investor Convertible Note shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Investor Convertible Note will be identical to the Public Units that were sold in the Initial Public Offering.

Going Concern Consideration

As of September 30, 2025, the Company has cash of $97,362 and working capital of $601,011. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account of $97,362 will not be sufficient to allow the Company to operate in the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the nine months ended September 30, 2025, cash used in operating activities was $1,133,595. Net income of $2,971,498 was affected by interest earned on cash held in the Trust Account of $3,753,075, and net change in operating assets and liabilities of $352,018.

For the nine months ended September 30, 2025, cash used in investing activities was $242,103,750, which is the amount required to be deposited into the Trust from the Initial Public Offering and Private Placement.

For the nine months ended September 30, 2025, cash provided by financing activities was $243,334,707, which is the proceeds from the Initial Public Offering and the Private Placement, net of offering costs and $250,000 in proceeds from the issuance of a convertible note.

As of September 30, 2025, we had cash held in the Trust Account of $245,856,825. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $97,362 in our operating bank account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Except for the Investor Convertible Note, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we had the following critical accounting estimates: fair value of public and private warrants and fair value of shares transferred to directors.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The notes to our financial statements contain an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

At September 30, 2025, we had cash of $97,362 and working capital of $601,011. Further, we expect to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

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

On May 14, 2025, the Company consummated the Initial Public Offering of 24,150,000 Units at $10.00 per Unit, generating gross proceeds of $241,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 3,821,951 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3,821,591. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering.

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

We incurred a total of $12,213,743 of transaction costs, consisting of $1,207,500 of cash underwriting fee, $8,452,500 of deferred underwriting fee, and $2,553,743 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

On July 24, 2025, we were loaned $250,000 by an investor pursuant Investor Convertible Note. The maturity date of the Investor Convertible Note is the earlier of (i) the date on which we consummate an Initial Business Combination and (ii) the date that the Company’s winding up becomes effective. Any principal amounts outstanding under the Investor Convertible Note may be converted into a number of units, each unit consisting of one of our Class A ordinary shares and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00; provided, however, that the Investor Convertible Note shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Investor Convertible Note will be identical to the Public Units that were sold in the Initial Public Offering. The proceeds from the Investor Convertible Note will be used for general corporate purposes.

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

RENATUS TACTICAL ACQUISITION CORP I

Date: November 19, 2025	By:	/s/ Eric Swider
	Name:	Eric Swider
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)