Form 10-K
period 2025-12-31
Renatus Tactical Acquisition Corp I
filed 2026-03-13
CIK 2035173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-42650

Renatus Tactical Acquisition Corp I

(Exact name of Registrant as specified in its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1825 Ponce de Leon Blvd, Suite 260

Coral Gables, FL 33134

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: 645-201-8586

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

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the Registrant is a well - known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes - Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act). YES ☒ NO ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2025, was $267,582,000.

As of March 13, 2026, 24,150,000 Class A ordinary shares, $0.0001 par value and 7,011,288 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements and risk factors include, but are not limited to, statements and risk factors regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements and risk factors in this Annual Report may include, for example, statements and risk factors about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, which is impacted by various factors;

●	our expectations around the performance of a prospective target business or businesses or of markets or industries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving or consummating our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	the potential liquidity and trading of our public securities;

●	the past performance of our directors, executive officers and their affiliates may not be indicative of future performance of an investment in us;

●	third parties may not want to engage with us to provide services due to the affiliation of our management team and our board of directors with TMTG and President Donald J. Trump;

●	Certain members of our management team may have economic incentives that differ from those of public shareholders;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflicts in the Middle East;

●	the trust account not being subject to claims of third parties; and

●	our financial performance following our initial public offering.

The forward-looking statements and risk factors contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item 1A. Risk Factors. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this Annual Report to the “Company,” “Renatus Tactical Acquisition Corp I,” “Renatus,” “New RTAC,” “we,” “us,” or “our” are to Renatus Tactical Acquisition Corp I, a Cayman Islands exempted company. References to:

●	“Additional Working Capital Loans” are to the loans that Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide to us in order to finance transactions costs in connection with an intended initial business combination, up to $1,500,000 of which may be converted into Class A ordinary shares, at the option of Sponsor;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association in effect upon the completion of our initial public offering;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our directors;

●	“Extension Period” are to extensions to the amount of time we will have to complete an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association as voted by our shareholders. There is no limit on the number of times our shareholders can vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to complete an initial business combination and any such extension may be for any amount of time;

●	“founder shares” are to our Class B ordinary shares initially purchased by Sponsor, (i) 1,545,376 of which were sold to non-Sponsor investors and certain of our directors at an aggregate purchase price of $3,800,032, (ii) 500,000 of which were transferred to our independent directors and officers, for their services and (iii) up to 200,000 of which will transferred to certain of our advisors for services to us after the completion of the initial public offering and prior to the closing of our initial business combination, and our Class A ordinary shares that will be issued upon conversion thereof;

●	“GCAG” are to Global Client Advisory Group, a Cayman Islands exempted company controlled by Eric Swider;

●	“initial shareholders” are to Sponsor, including any indirect holders of founder shares, through ownership of membership interests in Sponsor, which interests represent an interest in the founder shares, and other holders of our founder shares prior to the initial public offering, including, but not limited to, our independent directors and the non-Sponsor investors;

●	“Insider Letter Agreement” refers to the letter agreement entered into with Sponsor and our officers and directors, included hereto as Exhibit 10.4;

●	“IPO Prospectus” refers to our prospectus dated May 13, 2025 relating to our initial public offering.

●	“management” or our “management team” are to our officers and directors;

●	“non-Sponsor investors” are to certain institutional investors (none of which are affiliated with any member of our management, Sponsor Investors or any other investor) that purchased founder shares from Sponsor and received private placement warrants in a private placement following the initial public offering;

●	“Non-Sponsor Investors Letter Agreement” refers to the letter agreement entered into with each of the non-Sponsor investors, included hereto as Exhibit 10.5;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“permitted withdrawals” means amounts to be withdrawn from the trust account to pay our franchise and income taxes, provided that all permitted withdrawals can only be made (x) from interest earned (less up to $100,000 interest to pay dissolution expenses) and not from the principal held in the trust account and (y) only to the extent such interest is in amount sufficient to cover the permitted withdrawal amount;

●	“private placement” are to a subscription of 5,500,000 warrants at a price of $1.00 per warrant ($5,500,000 in the aggregate) by our sponsor in a private placement that closed simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to Sponsor and the non-Sponsor investors in a private placement to occur simultaneously with the closing of the initial public offering, which private placement warrants are identical to the public warrants, subject to certain limited exceptions described in the IPO Prospectus, including, but not limited to, the number of shares of Class A ordinary shares underlying each warrant;

●	“public shareholders” are to the holders of our public shares, including our Sponsor, Sponsor Investors, the non-Sponsor investor, and our officers and directors to the extent such persons purchase public shares, provided that each of their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public warrants” are to our warrants sold as part of the units in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);

●	“Sarasota Global” are to Sarasota Global Enterprises, LLC, a Florida limited liability company controlled by Devin Nunes;

●	“Sponsor” are to International SPAC Management Group I LLC, a Cayman Islands limited liability company, formed by GCAG on July 3, 2024;

●	“Sponsor Investors” are to Global Client Advisory Group and Sarasota Global;

●	“warrants” are, collectively, to the public warrants and the private placement warrants;

●	“warrant agreement” are to our warrant agreement governing the warrants, included hereto as Exhibit 4.4;

●	“we,” “us,” “company” or “our company” are to Renatus Tactical Acquisition Corp I, a Cayman Islands exempted company;

●	“Working Capital Convertible Note” are to the convertible promissory note, the form of which is filed as an exhibit to the registration statement, to be issued to Sponsor simultaneously with the closing of the initial public offering in the principal amount of up to $442,500 (or up to $639,375 if the underwriters’ over-allotment option is exercised in full), all of which may be converted into Class A ordinary shares at the option of Sponsor; and

●	“$,” “US$” and “U.S. dollar” are to the United States dollar.

ITEM 1. Business.

We are a blank check company incorporated in the Cayman Islands on July 2, 2024, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company has not commenced any operations nor generated any revenues to date. All activity for the period from July 2, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering described below, and since the initial public offering to its search for an initial business combination. We are also an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is International SPAC Management Group I LLC, a Cayman Islands limited liability company. On July 30, 2024, our sponsor entered into a subscription agreement with us to purchase 9,583,333 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On March 13, 2025, the sponsor surrendered for cancellation 3,740,591 founder shares held by it for no consideration. On May 14, 2025 we issued an additional 1,168,548 unissued Class B ordinary shares to the sponsor, resulting in the sponsor owning 7,011,288 Class B ordinary shares. Accordingly, the sponsor’s initial investment in us of $25,000 resulted in an effective purchase price of $0.004 per share for the 7,011,288 founder shares the sponsor has purchased.

On May 16, 2025, we consummated the initial public offering of 24,150,000 Units (the “Public Units” and, with respect to the Class A ordinary shares and public warrants included in the Public Units, the “Public Shares”, and “Public Warrants”, respectively), including 3,150,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $241,500,000. Simultaneously with the closing of the initial public offering, we completed the private sale of 3,821,591 private placement warrants to the Sponsor and the underwriters at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $3,821,591. The private placement warrants are identical to the Public Warrants sold in the initial public offering. Following the closing of the initial public offering and the private placement, a total of $242,103,750 was placed in the trust account. We incurred $12,213,743 of transaction costs, consisting of $1,207,500 of cash underwriting fee, $8,452,500 of deferred underwriting fee, and $2,553,743 of other offering costs.

Following the initial public offering and the sale of the private placement warrants, a total of $242,103,750 was placed in a trust account (“Trust Account”) located in the United States, with Odyssey Transfer and Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, or held as cash, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account as described below.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our capital share or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Market Opportunity and Business Strategy

While we may pursue an initial business combination opportunity in any industry or sector (subject to certain limitations described in the IPO Prospectus), we intend to focus on high potential businesses based in the United States with an enterprise valuation between $500,000,000 and $5,000,000,000. To the extent the purchase price for any acquisition to be paid in cash exceeds the net proceeds available to us, we may issue debt or equity to consummate the acquisition. Such additional financing may come in the form of bank financings or preferred equity, common equity or debt offerings or a combination of the foregoing.

Our business strategy is to identify opportunities where a combination of capital, talent and network will improve the customer experience and drive value for all stakeholders. Our business strategy focuses on leveraging our proven management team to execute our business strategy, improve profitability and demonstrate growth across mature and emerging markets.

While we may enter into an initial business combination opportunity with a target business in any industry, there are three primary areas of focus we will concentrate our efforts in:

1.	Cryptocurrency and Blockchain. The cryptocurrency market has evolved into a significant global asset class, with a total market capitalization exceeding $1 trillion, driven by increasing institutional adoption and technological advancements. The global blockchain technology market size was estimated at USD 31.28 billion in 2024 and is projected to grow at a CAGR of 90.1% from 2025 to 2030.

The current administration has taken unprecedented steps to integrate digital assets into the national financial strategy. In January 2025, President Donald Trump issued Executive Order 14178, titled “Strengthening American Leadership in Digital Financial Technology,” which prohibits the establishment of a central bank digital currency (CBDC) and establishes a group tasked with proposing a federal regulatory framework for digital assets within 180 days. Furthermore, on March 6, 2025, President Trump signed an executive order to create a “strategic bitcoin reserve” by stockpiling cryptocurrency assets seized through law enforcement. The move, aimed at benefiting the digital assets industry, directs federal agencies to hold onto Bitcoin and develop budget-neutral strategies to acquire more, with no cost to taxpayers.

Our team brings extensive experience in digital assets, blockchain infrastructure, and regulatory and policy matters affecting the sector. With backgrounds spanning finance, technology, and public policy, our leadership has been at the forefront of navigating the intersection of crypto innovation and government oversight. This expertise positions us well to identify and capitalize on opportunities within the evolving digital asset ecosystem, leveraging strategic insights, industry relationships, and a forward-thinking approach to drive value creation.

2.

Data Security. Traditionally data security has been nothing more than a buzzword. Major U.S. enterprises and government entities have struggled to find effective solutions to counter data breaches. As the world becomes more connected, data has become much more ubiquitous, exposing much more than just sensitive data to these attacks. Americans are constantly bombarded with notices of data breach violations on an ever-increasing scale. This has led to a seismic shift in how society views data privacy as we have capitulated and ceded a once sacred right to privacy.

After major attacks on infrastructure, such as the Colonial Pipeline attack, governments and enterprises have realized that data security is no longer something that can be placated through public relations efforts. Over the next decade, an estimated $3 trillion USD is expected to be spent on data security and systems hardening. We believe that number could be materially higher. We also believe the solutions will come from emerging technologies that will challenge the narrative of the large corporations that are currently hiding behind a façade of big-name security as society is continuously paying the price for their failures.

The need to protect critical infrastructure, financial systems and military applications is outpacing the desire for corporations to shirk meaningful investment in exchange for profit margins and the ability to hide behind well-established failures and broken promises of the “trusted solutions.” The cost of attacks on critical infrastructure and similar systems simply outweighs the savings from ignoring the issue. This will potentially lead to opportunities in cutting edge technologies focused on real solutions.

Our management team has an extensive network of relationships that supports our capability to partner with public and private companies, as well as with large financial sponsors. This network includes senior executives, investment bankers, private equity funds, venture capital firms, various investment professionals and owners of private businesses.

Our independent board members have been selected for their extensive sector and geographic expertise, operating experience, access to proprietary deal flow, strong relationships with government and business leaders and entrepreneurs and their ability to source attractive targets and assist us in implementing our business combination strategy. They have significant experience in senior government roles and have held senior leadership positions with companies where they have a strong track record of creating shareholder value, organically and through transformational acquisitions or corporate restructurings, as well as extensive relationships with owners and operators of companies within their respective industries.

We believe that the networks and experience of our management team and independent board members provide us with specific competitive advantages over other blank check companies in sourcing attractive targets for the following reasons:

First-class leadership team fueled by the combination of proven management team and Board of Directors.

Our leadership team has extensive expertise across the target regions and sectors, with private and public board experience as well as a proven track record of generating value for investors across macroeconomic and industry cycles.

Diverse global network drives sourcing of attractive opportunities.

Our leadership team has a broad network of relationships in both the public and private sectors, with access to both mature (U.S. and Europe) and emerging markets (Asia, Latin America and Africa), which we believe will provide us with a range of attractive potential business combinations.

Proven track record of deploying technology in regulated businesses.

Our management team has substantial experience in managing change and leveraging technology to drive improved business performance across a broad range of sectors, including media, data, banking, logistics, wealth/asset management and real estate. Their experience covers a diverse range of technology strategies, including both in-house development and joint-venture creation, and have a track-record of successfully deploying these strategies in the past.

Demonstrated track-record of attracting talent and business scale-up.

Our experienced leadership team has experience fostering a company culture which both attracts and retains talent. Our team has a strong track record of achieving sustained business growth as well as significant value creation for investors, with experience in leadership roles at prominent companies.

Extensive experience of disciplined M&A.

Our management team and independent board members have significant background in executing competitive, sizeable and complex transactions. The rigorous and disciplined criteria we intend to use to assess potential acquisitions derives from our leadership team’s collective industry experience across a range of leading companies, which has provided them with a deep understanding of the market as well as expertise in scaling businesses.

Competitive Strengths

We believe that we possess several competitive strengths to successfully source, evaluate and execute an initial business combination. We believe that the background, operating history and experience of our management team provides us not only with access to a broad spectrum of investment opportunities, but also with the ability to significantly improve upon the operational and financial performance of a target business. Members of our management team have previously successfully funded a SPAC and subsequently completed an initial business combination with a high-quality target.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating business combination opportunities, although we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. Qualities we look for in identifying target businesses include but are not limited to the following:

Large addressable market underpinning long-term growth prospects.

We seek to acquire one or more businesses with significant runway to capture market share in a large addressable market, with attractive long-term growth prospects, favorable secular trends and superior unit economics that can be further enhanced through diverse revenue drivers. We evaluate companies with significant potential to grow both organically and through strategic mergers and acquisitions.

Business with significant revenue and earnings growth potential.

We seek to acquire one or more businesses with a leading market position in an attractive industry. We believe scale and technological differentiation can provide a basis for superior competitive performance relative to industry peers. Our team’s deep understanding of various industries as well as our experience in managing businesses and achieving sustainable growth is unparalleled when compared to other sources of equity and growth capital.

Management team with a focus on generating profitable, long-term growth and operating free cash flow.

We seek to acquire one or more businesses with a management team that is focused on driving shareholder value through not only increasing revenues but by also demonstrating the ability to control operating costs and delivering positive free cash flow in the future.

Distinct business strengths driving competitive differentiation and attractive unit economics.

We seek to acquire one or more businesses that has long-term, sustainable competitive differentiation coupled with superior unit economics. We are focused on companies with strong business models and favorable sector tailwinds which we believe can lead to durable and profitable growth.

Scalable operations.

We seek to acquire one or more businesses that will be able to significantly scale its operations to take advantage of its opportunities. We intend to leverage our management team’s experience in scaling businesses in order to help accelerate growth.

Uncorrelated returns with minimal cyclicality risk.

We seek to acquire one or more businesses with limited susceptibility to cyclical risk and shifts in the macroeconomic environment.

Reputable management team with well-defined vision and credible track record.

We seek to acquire one or more businesses with a professional management team which has a clear and compelling vision for the company, with skills that complement the expertise of our founders and whose interests are aligned with those of our investors. Where necessary, we also look to complement and enhance the capabilities of the target business’ management team by recruiting additional talent through our deep network of contacts.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC. In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, and large business enterprises seeking to divest non-core assets or divisions.

Because there are numerous special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Thus, our ability to identify and evaluate a target company may be impacted by significant competition among other special purpose acquisition companies in pursuing business combination transaction candidates and significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a meeting of our shareholders called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under the law of the Cayman Islands and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

Pursuant to our amended and restated memorandum and articles of association, we have until 24 months from the closing of the initial public offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 24 months, we may, by resolution of our board of directors, extend the period of time to consummate a business combination in two three-month increments (for a total of 30 months) after the closing of the initial public offering by depositing into the trust account, for each three-month extension, $1,750,000, or up to $2,012,500 if the underwriters’ over-allotment option is exercised in full (representing $0.10 per unit of the total units sold in the initial public offering). Our shareholders, in connection with any such extension, will not be offered the opportunity to vote on such extension or redeem their shares. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless.

The Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and Permitted Withdrawals on the interest income earned on the funds held in the trust account). We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

Our amended and restated memorandum and articles of association require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors, to approve our initial business combination (or such other vote as the applicable law or stock exchange rules then in effect may require).

We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In addition, because we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public shareholders, we may need to obtain additional financing, through the issuance of additional securities or the incurrence of debt, to complete our initial business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to any forward purchase agreements, backstop or similar agreements we may enter into following the consummation of the initial public offering or otherwise. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Facilities

We currently maintain our executive offices at 1825 Ponce de Leon Blvd, Suite 260, Coral Gables, Florida 33134, and our telephone number is 645-201-8586. We consider our current office space adequate for our current operations.

Employees

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report and IPO Prospectus. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our Sponsor, our directors and officers and the non-Sponsor investors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, Sponsor, our directors and officers and the non-Sponsor Investors have agreed (and their permitted transferees will be required to agree), pursuant to the terms of the Insider Letter Agreement and the Non-Sponsor Investor Letter Agreement entered into with us, as applicable, to vote the founder shares and any public shares directly or indirectly held by them in favor of our initial business combination. As a result, in addition to the founder shares that our initial shareholders directly or indirectly own, we would need 8,569,356 additional shares, or 35.48%, or only one additional share (assuming only the minimum number of shares representing a quorum are voted), of the 24,150,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved. We expect that Sponsor, our directors and officers, the non-Sponsor Investors and their permitted transferees will own at least 22.5% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

We do not have a minimum net tangible asset requirement.

Our amended and restated memorandum and articles of association do not contain a minimum net tangible asset requirement. Such a requirement can serve to ensure that our securities are not determined to be “penny stock” under Rule 3a-51 of the Exchange Act. Whether or not our amended and restated memorandum and articles of association contains a net tangible assets requirement, if our securities are deemed to be “penny stock,” we will become subject to Rule 419 of the Securities Act. In the event that our securities are delisted from Nasdaq, our securities could be determined to be “penny stock” under Rule 3a-51 of the Exchange Act and we would be required to comply with the requirements of Rule 419 of the Securities Act. Being subject to the requirements of Rule 419 would make us less attractive to potential business combination targets and thereby adversely affect our ability to complete an initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will be based on the percentage of funds remaining in the trust account after redemptions of public shares and will be released to the underwriters only upon the completion of an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the corresponding deferred underwriting commissions. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares in connection with the consummation of our initial business combination, or earlier at the option of the holders thereof. In addition, the amount of the deferred underwriting commissions payable to the underwriters will be based on the percentage of funds remaining in the trust account after redemptions of public shares and will be released to the underwriters only upon the completion of an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the corresponding deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares in connection with the consummation of our initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A ordinary shares. The effect of this dilution will be greater for shareholders who do not redeem. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate the trust account or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame or during any Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the initial public offering (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) or during any Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of such time period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.025 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination within 24 months from the closing of the initial public offering (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) or during any Extension Period, or such later time as may be agreed by our shareholders. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, geopolitical instability emanating from the ongoing conflict between Russia and Ukraine as well as the ongoing conflicts in the Middle East, could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, geopolitical instability may negatively impact businesses we may seek to acquire.

If we are unable to complete an initial business combination within the 24-month period (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time), we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 30 months. Our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment must be approved by at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company. If we seek shareholder approval to extend the initial 24-month period (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account.

If we have not completed our initial business combination within such 24-month period (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of Permitted Withdrawals), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.025 per share, or less than $10.025 per share, on the redemption of their shares, and our warrants will expire worthless.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, the United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the ongoing conflicts in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the ongoing conflicts in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly other events outside of our control, including natural disasters, climate-related events pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chain), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may ultimately consummate a business combination and could be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable or at all.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United Stated and elsewhere may be leading to increased price volatility in publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If we seek shareholder approval of our initial business combination, Sponsor, Sponsor Investors, or our directors, officers, advisors or any of their affiliates may elect to purchase shares or public warrants from public shareholders, which may increase the likelihood of closing our initial business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, Sponsor, Sponsor Investors, or our directors, officers, advisors or any of their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that Sponsor, Sponsor Investors, or our directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, Sponsor Investors, or our directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), Sponsor, Sponsor Investors, or our directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, Sponsor, Sponsor Investors, or our directors, officers, advisors or any of their affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

The purpose of such transactions could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

Additionally, in the event Sponsor, Sponsor Investors, or our directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on—among other factors—the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants will be worthless.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination within the required time period. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources or more local industry knowledge in comparison to us, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.025 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of the initial public offering (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) or during any Extension Period, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months following the closing of the initial public offering (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) or during any Extension Period, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of the initial public offering, the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the 24 months following the closing of the initial public offering (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) or during any Extension Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.025 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of the initial public offering, the sale of the private placement warrants not being held in the trust account and the loans made available to us under the Working Capital Convertible Note are insufficient to allow us to operate for at least the 24 months following the initial public offering (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) or during any Extension Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on additional capital from Sponsor, Sponsor Investors, members of our management team, any of their affiliates, or third parties to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of the initial public offering and the sale of the private placement warrants, only approximately $725,625, as a result of the underwriters’ exercise of the over-allotment option, will be available to us initially outside the trust account to fund our working capital requirements. In addition, upon the completion of the initial public offering, we issued Sponsor a Working Capital Convertible Note in the principal amount of up to $639,375, as a result of the underwriters’ exercise of the over-allotment option), which we may draw down in our sole discretion, from time to time, to finance transaction costs in connection with an intended initial business combination. In the event that our offering expenses exceed our estimate of $1,265,000 (excluding underwriting commissions), we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,265,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we could seek additional capital through Additional Working Capital Loans or additional investments from Sponsor, Sponsor Investors, members of our management team, any of their affiliates, or other third parties, to operate or may be forced to liquidate. Other than the loan made available to us under the Working Capital Convertible Note, neither Sponsor, Sponsor Investors, members of our management team nor any of their affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only approximately $10.025 per share, or less in certain circumstances, and our warrants will expire worthless.

Our Working Capital Convertible Note exposes us to counterparty risk.

Our Working Capital Convertible Note exposes us to counterparty risk, which is the uncertainty of whether a counterparty will honor its obligation under the terms of a loan or contract. While we believe Sponsor will honor its obligation to provide us loans under the Working Capital Convertible Note were we to request a draw down, we are exposed to the risk that Sponsor may not have sufficient funds available to draw down upon receiving our request. Although we may seek to enforce Sponsor’s obligations under the Working Capital Convertible Note, we may ultimately be unable to do so.

If such funds are not available and we are not otherwise able to obtain additional funding, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only approximately $10.025 per share, or less in certain circumstances, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present in connection with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.025 per share.

The proceeds held in the trust account will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 30 months from the closing of the initial public offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in the recent past. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of Permitted Withdrawals (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.025 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account will be held in banks or other financial institutions and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 24 months from the closing of the initial public offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may have to register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company; and

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs. The SEC’s adopted rules do not provide a safe harbor for SPACs from the definition of “investment company” under the Investment Company Act. Instead, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. However, we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

In addition, if we are deemed to be an investment company under the Investment Company Act, we may have to change or wind down our operations. In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 24 months from the closing of the initial public offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account.

Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our amended and restated memorandum and articles of association prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other material provision relating to shareholder’s rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, from the closing of the initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

Further, under the subjective test of an “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

We are aware of litigation against certain special purpose acquisition companies asserting that notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. We cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds, may require us to otherwise change our operations and may hinder our ability to complete an initial business combination or may result in our liquidation and the winding up of our operations. If we are unable to complete our initial business combination and are required to liquidate, our public shareholders would lose their opportunity to invest in a target business or businesses through our initial business combination, including any price appreciation of the combined company’s securities following such initial business combination, and may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.025 per share, or less in certain circumstances, on the liquidation of our trust account as well as our warrants will expire worthless.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, as holders of our Class A ordinary shares, our public shareholders will not have any say in the management of our company prior to the consummation of an initial business combination.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geography. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.025 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.025 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information.

Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value, unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account.

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of the initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The Company consummated the initial public offering of 24,150,000 Units at $10.00 per Unit, generating gross proceeds of $241,500,000. Simultaneously with the closing of the initial public offering, the Company consummated the private sale of 3,821,591 private placement warrants to the Sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $3,821,591. Transaction costs amounted to $12,213,743, consisting of $1,207,500 of cash underwriting fee, $8,452,500 of deferred underwriting fee, and $2,553,743 of other offering costs.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we expected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we expected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. Accordingly, subject to any requirement in our initial business combination agreement for a closing condition that we have a minimum net worth or a certain amount of cash, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to Sponsor, Sponsor Investors, or our directors, officers, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (i) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e. the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. Our shareholders can vote at any time to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to complete an initial business combination and there is no limit on the number of times our shareholders can vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to complete an initial business combination and any such extension may be for any amount of time. If we seek shareholder approval to extend the initial 24-month period (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account.

The warrant agreement provides that (a) the terms of the public warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the public warrants and the warrant agreement, or defective provision (ii) removing or reducing the Company’s ability to redeem the public warrants and, if applicable, a corresponding amendment to the Company’s ability to redeem the private placement warrants or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants under the warrant agreement in any material respect, (b) the terms of the warrants may be amended with the vote or written consent of at least 50% of the then outstanding public warrants and the private placement warrants, voting together as a single class, to allow for the warrants to be, or continue to be, as applicable, classified as equity in our financial statements and (c) all other modifications or amendments to our warrant agreement with respect to (i) the public warrants require the vote or written consent of holders of at least 50% of the then outstanding public warrants, and (ii) the private placement warrants require the vote or written consent of holders of at least 50% of the then outstanding private placement warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the sale of private placement warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting at a general meeting). Our initial shareholders, who will collectively beneficially own 22.5% of our ordinary shares upon the closing of the initial public offering (assuming they do not purchase any units in the initial public offering), may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders are required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may only be approximately $10.025 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or warrants received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for so long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

After our initial business combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

In the event that New RTAC fails to satisfy any of the listing requirements of the Nasdaq Global Market, Nasdaq may reject our application to list on Nasdaq, and the parties may waive the closing condition in the Business Combination Agreement that ordinary shares of New RTAC be listed on Nasdaq at the closing of the Business Combination.

Following the initial business combination, we intend that the ordinary shares and public warrants of New RTAC will be listed on the Nasdaq Global Market. To list these securities on the Nasdaq Global Market, New RTAC will be required to comply with the Nasdaq initial listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. In the event that New RTAC fails to satisfy any of the listing requirements, Nasdaq may reject New RTAC’s application to list its securities on Nasdaq. Though the listing of New RTAC’s ordinary shares on Nasdaq is a condition to the closing of the initial business combination, the parties may waive such closing condition and proceed to close the initial business combination, in which case the New RTAC’s ordinary shares will likely instead be quoted on the OTC Markets. If the New RTAC’s ordinary shares are not listed on Nasdaq, it is likely to be more difficult to trade in or obtain accurate quotations as to the market price of the New RTAC’s ordinary shares. As a result, New RTAC could face significant adverse consequences.

Risks Relating to Our Securities

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.025 per share or at a price which approximates the per-share amounts in our trust account at such time. While these arrangements result in costs particular to the de-SPAC process that would not be anticipated in a traditional IPO, the purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. Such PIPE transactions, if any, would ensure a return on investment to PIPE investors in return for funds facilitating our and our sponsor’s completion of the business combination, as well as providing sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. In the event that a shareholder fails to comply with these or any other procedures disclosed in the tender or proxy materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account (except with respect to interest earned on the funds held in the trust account that may be released for Permitted Withdrawals) only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) or (B) with respect to any other provision relating to shareholder’s rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we have not completed an initial business combination within 24 months from the closing of the initial public offering (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) or during any Extension Period, subject to applicable law. In no other circumstances does a public shareholder have any right or interest of any kind to or in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and public warrants are listed on Nasdaq. Although after giving effect to the initial public offering we expect to meet, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and our shareholder’s equity would generally be required to be at least $15.0 million, and we would be required to have a minimum of 400 round lot holders of our unrestricted securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, our Class A ordinary shares and public warrants are listed on Nasdaq, our units, Class A ordinary shares and public warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our initial shareholders, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Cayman Islands law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

However, under Cayman Islands law, our directors may only exercise the rights and powers granted to them under our amended and restated memorandum and articles of association for a proper purpose and for what they believe in good faith to be in the best interests of our company.

An investment in us may result in uncertain U.S. federal income tax consequences.

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the one-half of one public warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units are unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to a dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Prospective investors are urged to consult their own tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering without our prior written consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholder’s ability to vote all of their shares (including Excess Shares) for or against or abstain from voting on our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.025 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.025 per public share initially held in the trust account, due to claims of such creditors.

Sponsor is liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.025 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn for Permitted Withdrawals, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third party, Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether Sponsor has sufficient funds to satisfy their respective indemnity obligations and believe that Sponsor’s only assets are securities of our company. Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.025 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.025 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn for Permitted Withdrawals, and Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.025 per share.

If we have not completed our initial business combination within 24 months from the closing of the initial public offering (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) or during any Extension Period, our public shareholders may be forced to wait beyond such 24 months or any such Extension Period before redemption from our trust account.

If we have not completed our initial business combination within 24 months from the closing of the initial public offering (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) or during any Extension Period, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of Permitted Withdrawals), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 24 months (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) or any Extension Period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

If we are unable to complete an initial business combination within the 24-month period (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time), we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 30 months. Our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment must be approved by at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company. If we seek shareholder approval to extend the initial 24-month period (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of up to approximately $18,300 and to imprisonment for five years in the Cayman Islands.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event that we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant shall not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

However, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating thereto until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Additionally, if, at the time that a public warrant is exercised, our Class A ordinary shares are not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the initial public offering. In such an instance, Sponsor and its respective permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants, while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

At or after the time of our initial business combination, our initial shareholders and their permitted transferees can demand that we register the resale of the founder shares directly or indirectly held by them after those shares convert to our Class A ordinary shares. In addition, Sponsor, and its permitted transferees can demand that we register the resale of the private placement warrants and Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, private placement warrants or warrants issued in connection with working capital loans are registered for resale.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2025, there are 159,953,409 and 12,988,712 authorized by unissued Class A ordinary shares and Class B ordinary shares, respectively, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, but does not take into account the shares reserved for issuance upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. Immediately after the initial public offering, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in the initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, ordinary shares and/or public warrants; and

●	may not result in adjustment to the exercise price of our warrants

Holders of our founder shares control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders beneficially own 22.5% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, holders of the founder shares have the right to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our public shares have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you do not have any influence over the appointment of directors prior to our initial business combination.

Neither our initial shareholders nor, to our knowledge, any of our directors or officers, have any current intention to purchase additional securities, other than as described herein. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the initial public offering or in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions.

In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and Sponsor Investors, because of its ownership position and control of Sponsor, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination.

Accordingly, holders of our founder shares will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants.

Our public warrants were issued in registered form under a warrant agreement between Odyssey Transfer and Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the public warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the public warrants and the warrant agreement set forth in the IPO Prospectus, or defective provision (ii) removing or reducing the Company’s ability to redeem the public warrants and, if applicable, a corresponding amendment to the Company’s ability to redeem the private placement warrants or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants under the warrant agreement in any material respect, (b) the terms of the warrants may be amended with the vote or written consent of at least 50% of the then outstanding public warrants and private placement warrants, voting together as a single class, to allow for the warrants to be or continue to be, as applicable, classified as equity in our financial statements and (c) all other modifications or amendments to our warrant agreement with respect to (i) the public warrants require the vote or written consent of holders of at least 50% of the then outstanding public warrants and (ii) the private placement warrants require the vote or written consent of holders of at least 50% of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your public warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per public warrant if, among other things, the last reported sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted to the number of shares issuable upon exercise or the exercise price of a public warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. We will not redeem the public warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period or we have elected to require the exercise of the warrants on a cashless basis. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the public warrants. Redemption of the issued and outstanding public warrants could force you to: (i) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants; or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your public warrants.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption, our management will have the option to require any holder that wishes to exercise its public warrants (including any public warrants held by Sponsor, Sponsor Investors, or our officers, directors or their permitted transferees) to do so on a cashless basis. If our management chooses to require holders to exercise their public warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised their public warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in us.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 12,075,000 Class A ordinary shares, including those pursuant to the underwriters’ exercise of the over-allotment, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units offered by the IPO Prospectus and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 3,821,591 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Prior to the initial public offering, our initial shareholders held 7,011,288 Class B ordinary shares (914,514 of which were subject to forfeiture by Sponsor as a result of the underwriters’ exercise of the over-allotment option). The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. Further, upon the completion of the initial public offering, we issued Sponsor a Working Capital Convertible Note in the principal amount of up to $639,375 (accounting for the exercise of the underwriters’ over-allotment option), which permitted us to draw down in our sole discretion, from time to time, to finance transaction costs in connection with an intended initial business combination. Any principal amount outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares, at a conversion price per share equal to the lower of (i)_$8.00 and (ii) the Note Conversion VWAP, at the option of Sponsor. In addition, if either of Sponsor, Sponsor Investors, any of their respective affiliates or certain of our directors and officers make any Additional Working Capital Loans, up to $1,500,000 of such loans for each such person may be converted into Class A ordinary shares of the post-business combination entity, at a conversion price per share equal to the lower of (i) $8.00 per share and (ii) the Note Conversion VWAP, at the option of the lender. Any shares issued upon conversion of the Working Capital Convertible Note or the Additional Working Capital Loans would be identical to the Class A ordinary shares that are sold as a part of the units of the initial public offering. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants, conversion of Working Capital Convertible Note or Additional Working Capital Loans or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants, outstanding loans and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the public warrants sold as part of the units in the initial public offering except that: (i) they will not be redeemable by us; (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination; (iii) they may be exercised by the holders on a cashless basis, (iv) they (including the Class A ordinary shares issuable upon exercise of these warrants) are entitled to registration rights, and (v) each warrant is exercisable into one whole Class A Ordinary Shares.

Because each unit contains one-half of one public warrant and only whole public warrants may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one public warrant and each whole public warrant entitles the holder thereof to purchase one Class A ordinary share, at a price of $11.50 per full share, subject to adjustment. Pursuant to the warrant agreement, no fractional public warrants will be issued upon separation of the units, and only whole public warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one ordinary share and one whole public warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the public warrants upon completion of a business combination since the public warrants will be exercisable in the aggregate for a half of the number of shares compared to units that each contain a whole public warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a public warrant to purchase one whole share.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and information regarding such other potential security is not ascertainable at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company for which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the Class A ordinary shares underlying the warrants within twenty business days of the closing of an initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike many blank check companies, if:

●	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share;

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions); and

●	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and, in the case of the public warrants only, the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Risks Relating to Sponsor, Sponsor Investors and Management Team

We will depend on numerous third-parties to operate successfully and complete our initial business combination, and many of these third parties may not want to engage with us to provide services due to the affiliation of our management team and our board of directors with TMTG and President Donald J. Trump. This may hinder our ability to operate, raise capital, or complete our initial business combination.

Members of our management team and our board of directors have and continue to serve in management roles or as members of the board of directors of TMTG, or otherwise, have an affiliation with President Donald J. Trump. Third-party partners, including target management teams, may be unwilling or reluctant to work with us as a result of these affiliations. To the extent we need to raise additional capital we will need to engage with investment bankers or investors, and it is possible that some third parties will refuse to engage with us. If we are unable to successfully engage third parties, our ability to consummate an initial business combination may be materially adversely affected.

Past performance by our directors, executive officers and their affiliates, including DWAC or its affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders.

Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by DWAC, our management team and their affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of DWAC, our management team or their affiliates or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Our officers are engaged in several other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Certain of our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Eric Swider, our Chief Executive Officer, Ian Rhodes, our Chief Financial Officer, and Alexander E. Cano, our Chief Operating Officer. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Sponsor, Sponsor Investors and our directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. Sponsor, Sponsor Investors and our directors and officers are also not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties, including, for example, TMTG. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, Sponsor, Sponsor Investors and our directors and officers may sponsor or form other special purpose acquisition companies with acquisition objectives that are similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, Sponsor Investors, and our officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with either of Sponsor, Sponsor Investors, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

In particular, affiliates of Sponsor Investors and Sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

In addition, members of our management team and our board of directors directly or indirectly own founder shares, and, due to their personal and financial interests in the founder shares, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholder’s rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with Sponsor, Sponsor Investors, our directors or officers which may raise potential conflicts of interest.

In light of the involvement of Sponsor Investors, our directors and officers with other entities, we may decide to acquire one or more businesses affiliated with Sponsor, Sponsor Investors, our directors or officers. Certain of our directors and officers also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Sponsor, Sponsor Investors, our directors and officers are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or valuation or appraisal firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with Sponsor, Sponsor Investors, our directors or officers, the non-Sponsor investors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may engage the underwriters or one of their affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred commissions that will be payable only upon completion of an initial business combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriters or one of their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may also pay the firms acting as underwriters for the initial public offering (or their affiliates) a finder's fee or other compensation for services rendered to us in connection with the completion of the business combination. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We indemnified our officers and directors to the fullest extent permitted by law. However, our officers and directors waived any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, the indemnification provided will be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert their attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Our letter agreements with Sponsor, our directors and officers and the non-Sponsor investors may be amended without shareholder approval.

Our Insider Letter Agreement and our Non-Sponsor Investor Letter Agreement with Sponsor, our directors and officers and the non-Sponsor investors, as applicable, contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The Insider Letter Agreement and Non-Sponsor Investor Letter Agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 180 days following the date of the IPO Prospectus will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the Insider Letter Agreement or the Non-Sponsor Investor Letter Agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the Insider Letter Agreement or the Non-Sponsor Investor Letter Agreement, including but not limited to amendments that will allow the sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement warrants or membership interests in our sponsor in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination. As a result, there is a risk that our sponsor and our officers and directors may divest their ownership or economic interests in us or in our sponsor. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination. Any such amendments to the Insider Letter Agreement or the Non-Sponsor Investor Letter Agreement do not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Our letter agreements with Sponsor, our directors and officers, and the non-Sponsor investors will contain provisions relating to transfer restrictions that are unlike most other blank check companies.

Unlike many other blank check companies, which restrict transfers, sales, or assignments of all founder shares held by their initial shareholders, including their directors and officers, our initial shareholders are subject to such restrictions only with respect to 90% of their founder shares. Pursuant to the Insider Letter Agreement and the Non-Sponsor Investor Letter Agreement entered into with Sponsor, our officers and directors and the non-Sponsor investors (as applicable), 90% of their founder shares are not transferable, assignable or salable until the earlier of (x) six months after the date of the consummation of our initial business combination and (y) subsequent to our initial business combination (A) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, commencing at least 150 days after our initial business combination or (B) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Further, the initial shareholders of many other blank check companies typically agree to restrictions on transfers, assignments, or sales for at least a year after a business combination, subject to earlier release upon the share price reaching certain pricing benchmarks. The 90% of founder shares held by Sponsor, our officers and directors and the non-Sponsor investors that are subject to the restrictions on transfers, assignments, or sales set forth in the Insider Letter Agreement and our Non-Sponsor Investor Letter Agreement will no longer be subject to such restrictions 6 months after the business combination. Because Sponsor, our officers and directors and the non-Sponsor investors may be able to transfer, assign, or sell a portion of their founder shares immediately after the closing of the initial business combination and the remainder of their founder shares 6 months after the closing of the initial business combination, the trading price of our securities may be more volatile than those other blank check companies.

Since Sponsor, Sponsor Investors, our officers and directors and any other direct and indirect holders of our founder shares, including the non-Sponsor investors, will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because Sponsor, Sponsor Investors, our officers and directors and any other holder of our founder shares, including the non-Sponsor investors, directly or indirectly may profit substantially from a business combination as a result of their direct or indirect ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

On July 30, 2024, our sponsor entered into a subscription agreement with us to purchase 9,583,333 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On March 13, 2025, Sponsor surrendered for cancellation 3,740,591 founder shares held by it for no consideration. On May 14, 2025 we issued an additional 1,168,548 unissued Class B ordinary shares to the sponsor, resulting in the sponsor owning 7,011,288 Class B ordinary shares. Accordingly, Sponsor’s initial investment in us of $25,000 resulted in an effective purchase price of $0.004 per share for the 7,011,288 founder shares purchased by it (up to 914,514 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). Prior to this initial investment in us by Sponsor, we had no assets, tangible or intangible. Sponsor transferred an aggregate of 500,000 founder shares to our independent directors and officers prior to the completion of the initial public offering and an aggregate of 200,000 founder shares to certain of our advisors after the completion of the initial public offering, for their services. Sponsor Investors also indirectly hold founder shares through Sponsor through ownership of its membership interests in Sponsor.

Our Sponsor, our officers and directors, the non-Sponsor Investors and their permitted transferees will collectively beneficially own 22.5% of our issued and outstanding shares after the initial public offering (assuming they do not purchase any units in the initial public offering). If we increase or decrease the size of the initial public offering, we will effect a capitalization or share repurchase or redemption or other appropriate mechanism, as applicable, with respect to our founder shares held by Sponsor immediately prior to the consummation of the initial public offering in such amount as to maintain the number of founder shares at 22.5% of our issued and outstanding ordinary shares upon the consummation of the initial public offering. Our public shareholders may incur material dilution due to such anti-dilution adjustments that result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion.

Certain non-Sponsor investors and certain of our directors have expressed an interest to us to purchase up to 1,545,376 founder shares from Sponsor for an aggregate purchase price of $3,800,032.

In addition, Sponsor purchased 3,821,591 private placement warrants at a price of $1.00 per warrant simultaneously with the closing of the initial public offering.

Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment. If we do not complete our initial business combination within 24 months from the closing of the initial public offering (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) or during any Extension Period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares (subject to the requirements of applicable law), and the private placement warrants will expire worthless.

Given the differential in the purchase price paid for the founder shares as compared to the initial public offering price of the public shares and the substantial number of Class A ordinary shares that holders of our founder shares would receive upon conversion of the founder shares upon a business combination, the founder shares may have significant value after the business combination even if our Class A ordinary shares trade below the initial public offering price and holders of our public shares have a substantial loss on their investment. Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from either of Sponsor, Sponsor Investors, any of their respective affiliates or certain of our directors and officers.

The personal and financial interests of Sponsor, Sponsor Investors, our directors and officers and any direct or indirect holders of our founder shares may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the direct and indirect holders of our founder shares, including the non-Sponsor investors, and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline to complete our initial business combination nears. In particular, because the founder shares were purchased at a purchase price of approximately $0.004 per share, the direct and indirect holders of our founder shares (including the non-Sponsor investors and certain of our directors and officers that indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $4.00 to purchase such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 Class A ordinary shares, and would receive the same consideration in connection with our initial business combination as a public shareholder for the same number of Class A ordinary shares. If the trading price of our Class A ordinary shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per Class A ordinary share, such holder of our founder shares would obtain a profit of approximately $4,996.00 on account of the 1,000 founder shares that the holder had converted into Class A ordinary shares in connection with the initial business combination. By contrast, a public shareholder holding 1,000 Class A ordinary shares acquired in the initial public offering would lose approximately $5,000.00 in connection with the same transaction.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

The nominal purchase price paid by Sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit and, prior to the initial public offering, the amount in our trust account is initially anticipated to be $10.025 per public share, implying an initial value of $10.025 per public share. However, prior to the initial public offering, Sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $239,730,992 which is the amount in the trust account for our initial business combination as of December 31, 2025 after payment of up to $8,452,500 of deferred underwriting commissions, assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private placement warrants. At such valuation, each of our ordinary shares would have an implied value of $7.69 per share upon consummation of our initial business combination, which would be an approximate 23.3% decrease as compared to the initial implied value per public share of $10.025.

Public shares	24,150,000
Founder shares	7,011,288
Total shares	31,161,288
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$239,730,992
Public shareholders’ investment per Class A ordinary share	10.00
Sponsor’s investment per Class B ordinary share	0.004
Initial implied value per public share	$10.025
Implied value per share upon consummation of initial business combination	$7.69

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.025 per share.

Sponsor and our initial shareholders directly or indirectly invested in us an aggregate of $3,846,591, comprised of the $25,000 purchase price for the founder shares and the $3,821,591 purchase price for the private placement warrants. Assuming a trading price of $10.025 per share upon consummation of our initial business combination, the 7,011,288 founder shares would have an aggregate value of $70,288,162.20. Even if the trading price of our ordinary shares was as low as approximately $0.59 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to Sponsor’s and our initial shareholders’ initial investment in us. As a result, Sponsor and our initial shareholders are likely to be able to recoup their investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in Sponsor Investors or Sponsor, as applicable, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. In addition, our non-Sponsor investors may have different interests than other public shareholders due to their additional upfront investment in the company and their ownership of the founder shares. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our initial business combination will require approval of a majority of our board of directors, as well as a majority of our independent directors.

Pursuant to our amended and restated memorandum and articles of association, our initial business combination requires the approval of a majority of our board of directors and, under Nasdaq rules, our initial business combination also requires the approval of a majority of our independent directors. Unless we receive the requisite board member approvals, we will not be able to enter into a definitive merger or similar agreement relating to our initial business combination.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Changes in international trade policies, tariffs and treaties may have a material adverse effect on our search for an initial business combination target, our ability to complete an initial business combination, and/or our business, financial condition and results of operations following completion of an initial business combination.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination. Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the U.S. There is currently significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the U.S.). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the U.S., and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential changes in trade policy. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination and such reincorporation or transfer by way of continuation may result in taxes imposed on shareholders or warrant holders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in or transfer by way of continuation the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transaction may result in tax liability for a shareholder or warrant holder in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to the consummation of redemptions of any of our public shares properly submitted to us for redemption in connection with such business combination. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation or continuation.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may, subject to requisite shareholder approval by special resolution under the Companies Act relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in certain of our target regions may fluctuate and may be affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to Our Status as a Foreign Entity

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

We have been advised by Maples & Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholder’s ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association does not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provision to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have an adverse effect on our business and financial performance.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to the company and received at its registered office will be forwarded unopened to the forwarding address supplied by company to be dealt with. None of the company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

General Risk Factors

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an exempted company incorporated under the laws of the Cayman Islands. The Company has not commenced operations and has generated no revenues to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We have a working capital deficiency and a weak cash position.

As of December 31, 2025, the Company has cash of $4,031 and working capital of $388,033. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account of $4,031 will not be sufficient to allow the Company to operate in the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

The net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected. As a result, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the successful completion of the initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws and regulations, may adversely affect our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and SPAC initial business combinations; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC transaction registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Compliance with such rules and related guidance may increase the costs and the time needed to negotiate and complete an initial business combination, may constrain the circumstances under which we could complete an initial business combination or otherwise impair our ability to complete a business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are treated as a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants (regardless of whether we remain a PFIC for subsequent taxable years), the U.S. Holder may be subject to adverse U.S. income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon, among others, the status of an acquired company pursuant to a business combination, the amount of our passive income and assets in the year of the business combination, the amount of passive income and assets of the acquired business and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year (and, in the case of our start-up year, possibly not until after the close of the second taxable year following the start-up year). If we determine we are a PFIC for any taxable year, we will endeavor upon written request by a U.S. Holder to provide to such U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” (“QEF”) election with respect to its Class A ordinary shares, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. The rules dealing with PFICs and with the QEF election are very complex and are a function of various factors in addition to those described in the IPO Prospectus. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to them in their particular circumstances.

The 1% U.S. federal excise tax on stock buybacks could be imposed on redemptions of our shares if we were to become a “covered corporation” in the future.

The IRA provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. The Biden administration proposed increasing the stock buyback tax rate from 1% to 4%; however, it is unclear whether such a change will be enacted and, if enacted, how soon it could take effect. In addition, the U.S. Treasury Department (the “Treasury”) and IRS have released preliminary guidance and proposed Treasury regulations on the stock buyback tax that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances. On June 28, 2024, the Treasury finalized certain of the proposed regulations (those relating to procedures for reporting and paying the stock buyback tax). The remaining regulations (largely relating to the computation of the stock buyback tax) remain in proposed form. The Treasury intends to finalize these proposed regulations at a later date and, until such time, taxpayers may continue to rely on the proposed regulations.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax is currently not expected to apply to redemptions of our Class A ordinary shares (absent any regulations or other additional guidance that may be issued in the future). However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (potentially including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any final regulations, clarifications or other additional guidance from the Treasury that may be issued and applicable to the redemptions.

Any stock buyback tax that becomes payable as a result of any redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. The imposition of the excise tax on us as a result of redemptions by us could, however, reduce the amount of cash available to the target business in connection with our initial business combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such excise tax. However, we will not use the proceeds placed in the trust account, or the interest earned on the proceeds placed in the trust account, to pay for possible excise tax or any other fees or taxes that may be levied on the Company on any redemptions or share repurchase by the Company pursuant to any current, pending or further rules or laws, including without limitation any excise tax, prior to release of such funds from the trust account following our initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Since only holders of our founder shares have the right to vote on the appointment of directors, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	a majority of the independent directors recommend director nominees for selection by the board of directors.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this report.

Item 2. Properties.

We currently maintain our executive offices at 1825 Ponce de Leon Blvd, Suite 260, Coral Gables, FL 33134, and our telephone number is (645) 201-8586. The cost for this space is included in the $25,000 per month fee that we pay our sponsor or an affiliate of our sponsor for office space, utilities, secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Units, public shares and public warrants are traded on the Nasdaq Global Market under the symbols “RTACU”, “RTAC” and “RTACW”, respectively.

Holders

Although there are a larger number of beneficial owners, at December 31, 2025, there was one holder of record of our Units, two holders of record of our Class A ordinary shares, one holder of record of our founder shares, two holders of record of our public warrants and twenty holders of record of our private placement warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On July 30, 2024, Sponsor subscribed for 9,583,333 founder shares for a total subscription price of $25,000 and fully paid for those shares. On March 13, 2025, Sponsor surrendered for cancellation 3,740,591 founder shares held by it for no consideration. On May 14, 2025, the Company issued an additional 1,168,548 Class B ordinary shares to the Sponsor for no consideration, resulting in the Sponsor owning 7,011,288 Class B ordinary shares as of May 14, 2025. Accordingly, Sponsor’s initial investment in us of $25,000 resulted in an effective purchase price of $0.004 per share for the 7,011,288 founder shares held by it (up to 914,514 of which were subject to forfeiture by Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised). The underwriters fully exercised the over-allotment option as of May 16, 2025. The foregoing issuance of securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 14, 2025, the Company consummated the initial public offering of 24,150,000 Units at $10.00 per Unit, generating gross proceeds of $241,500,000. Simultaneously with the closing of the initial public offering, the Company consummated the private sale of 3,821,591 private placement warrants to the Sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $3,821,591. The private placement warrants are identical to the public warrants sold in the initial public offering.

Transaction costs amounted to $12,213,743, consisting of $1,207,500 of cash underwriting fee, $8,452,500 of deferred underwriting fee, and $2,553,743 of other offering costs.

Use of Proceeds

Of the gross proceeds received from the initial public offering and the private placement, an aggregate of $242,103,750 was placed in the trust account. The proceeds held in the trust account will be invested or held either (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the funds in the trust account to the Company’s shareholders. There has been no material change in the planned use of proceeds from such use as described in our IPO Prospectus filed with the SEC on May 13, 2025 pursuant to Rule 424b(4).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Annual Report to “we,” “us” or the “Company” refer to Renatus Tactical Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to International SPAC Management Group I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, which is impacted by various factors;

●	our expectations around the performance of a prospective target business or businesses or of markets or industries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving or consummating our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	the potential liquidity and trading of our public securities;

●	the past performance of our directors, executive officers and their affiliates may not be indicative of future performance of an investment in us;

●	third parties may not want to engage with us to provide services due to the affiliation of our management team and our board of directors with TMTG and President Donald J. Trump;

●	Certain members of our management team may have economic incentives that differ from those of public shareholders;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflicts in the Middle East;

●	the trust account not being subject to claims of third parties; and

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item 1A. Risk Factors. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Recent Developments

On May 16, 2025, Renatus Tactical Acquisition Corp I completed (i) its initial public offering of 24,150,000 Units at an offering price of $10.00 per Unit, including 3,150,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, each Unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment, generating gross proceeds of $241,500,000 (before underwriting discounts and commissions and offering expenses), and (ii) a private placement of an aggregate of 3,821,591 private placement warrants at a price of $1.00 per private placement warrant, generating gross proceeds of $3,821,591. The private placement warrants are identical to the public warrants, except that they (i) are, subject to certain limited exceptions, subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination and (ii) are entitled to registration rights.

A total of $242,103,750 of the net proceeds from the initial public offering and the private placement (which includes the underwriters’ deferred discount of up to $8,452,500) was placed in a trust account with Odyssey Transfer and Trust Company acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations, the funds held in the trust account will not be released from the trust account until the earliest of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company has not completed its initial business combination within 24 months from the closing of the initial public offering (or up to 30 months from the closing of the initial public offering, if the Company extends the period of time to consummate a business combination by the full amount of time) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Company’s public shares if the Company has not completed its initial business combination within 24 months from the closing of the initial public offering (or up to 30 months from the closing of the initial public offering, if the Company extends the period of time to consummate a business combination by the full amount of time), subject to applicable law.

 Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 2, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the initial public offering, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $5,055,742, which consisted primarily of investment income earned on the cash held in the Trust Account of $6,079,742 partially offset by formation and operating expenses of $1,025,873.

Liquidity and Capital Resources

Our liquidity needs were satisfied prior to the consummation of our initial public offering through receipt from our Sponsor of $25,000 for the sale of the Founder Shares and payments to vendors from the Sponsor

On May 16, 2025, we consummated the initial public offering of 24,150,000 Units, including 3,150,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $241,500,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of 3,821,591 private placement warrants to the Sponsor and the underwriters at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $3,821,591. The private placement warrants are identical to the public warrants sold in the initial public offering.

Following the closing of the initial public offering and the private placement, a total of $242,103,750 was placed in the trust account. We incurred $12,213,743 of transaction costs, consisting of $1,207,500 of cash underwriting fee, $8,452,500 of deferred underwriting fee, and $2,553,743 of other offering costs.

For the year ended December 31, 2025, cash used in operating activities was $991,948. Net income of $5,055,742 was affected by interest earned on cash held in the trust account of $6,079,742, and net change in operating assets and liabilities of $32,052.

For the year ended December 31, 2025, cash used in investing activities was $242,108,290, which is the amount required to be deposited into the trust from the initial public offering and private placement and net advances to the Sponsor of $4,540.

For the year ended December 31, 2025, cash provided by financing activities was $243,104,269, which is the proceeds from the initial public offering and the private placement, net of offering costs and $250,000 in proceeds from the issuance of a convertible note.

As of December 31, 2025, we had cash held in the trust account of $248,183,492. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $4,031 in our operating bank account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, the Sponsor or any of its affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination is not consummated, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans for each such person may be converted into Class A ordinary shares at a conversion price per share equal to the lower of (i) $8.00 and (ii) the volume weighted average price of the Class A ordinary shares for the 20 trading days ending on the trading day prior to the date on which the loans are converted, at the option of the lender. Any shares issued upon conversion of such Working Capital Loans would be identical to the Class A ordinary shares that are sold as a part of the public units of the initial public offering.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were paid a cash underwriting discount of $0.05 per Unit, or $1,207,500, which was paid upon the closing of the initial public offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or up to $8,452,500 in the aggregate, payable based on the percentage of funds remaining in the trust account after redemptions of public shares. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we had the following critical accounting estimates: fair value of public warrants and fair value of shares transferred to directors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
Eric Swider	53	Chief Executive Officer and Director
Ian Rhodes	54	Chief Financial Officer
Alexander E. Cano	52	Chief Operating Officer
Devin G. Nunes	52	Director and Chairman of the Board
Jeffrey Smith	52	Director
Matan Fattal	39	Director
Randy Lambert	55	Director

Eric Swider, Chief Executive Officer

Eric S. Swider has served as our Chief Executive Officer, and as a member of our Board since July 2024. Mr. Swider previously served as Chief Executive Officer of Digital World Acquisition Corp. (“DWAC”) from July 2023 until March 2024. He previously served as DWAC’s Interim Chief Executive Officer from March 2023 until July 2023 and as a director since September 2021. Mr. Swider has been serving as the Chief Executive Officer of RUBIDEX since January 2020, a start-up company focusing on data security. Mr. Swider founded Renatus Advisors and has been serving as the Managing Partner of Renatus LLC since June 2016. Renatus Advisors works with private clients to resolve complex legal, strategic, and operational matters as well as public clients, providing services related to disaster and economic recovery. From February 2021 to October 2022, Mr. Swider served as a director of Benessere Capital Acquisition Corp., a special purpose acquisition company. From September 2016 to January 2018, Mr. Swider served as the Managing Director of Great Bay Global where he oversaw the launch of a new business division focused on investing in alternative strategies. From December 2014 to June 2016, Mr. Swider served as the Managing Director of OHorizons Global, where he oversaw expansion of a new investment team and was responsible for working on a global basis to expand its client base and investment portfolio. From February 2010 to December 2015, Mr. Swider served as the Managing Director of Oceano Beach Resorts, where he was responsible for growing its new property and resort management group. Mr. Swider received his education in Mechanics Engineering and Nuclear Science Studies at U.S. Naval Engineering and Nuclear A Schools, an intensive two-year program studying nuclear physics, heat transfer and fluid flow, advanced mathematical practices and engineering principles. We believe that Mr. Swider is well qualified to serve as a member of our board due to his extensive experience in investment and corporate management and his strong track record in the SPAC space.

Ian Rhodes, Chief Financial Officer

Ian Rhodes has served as our Chief Financial Officer since August 2024. Mr. Rhodes has served as the Chief Financial Officer of Apogee Acquisition Corp. since November 2025. Mr. Rhodes has been the Interim Chief Financial Officer of TNF Pharmaceuticals, Inc since February 1, 2021. Mr. Rhodes has been a Director of Brio Financial Group (“Brio”) since January 2021. From March 2020 to December 2020, Mr. Rhodes served as the Interim CFO of Roadway Moving and Storage. From November 2018 to July 2019, he served as Interim CFO of Greyston Bakery and Foundation. From December 2016 to September 2018, Mr. Rhodes served as President, CEO and Director of GlyEco, Inc., and served as CFO of GlyEco, Inc. from February 2016 to December 2016. From May 2014 to January 2016, he served as CFO of Calmare Therapeutics. Mr. Rhodes began his career at PricewaterhouseCoopers, where he worked for 15 years. Mr. Rhodes received a Bachelor of Science degree in Business Administration with a concentration in Accounting from Seton Hall University and is a licensed CPA in New York.

Alexander E. Cano, Chief Operating Officer

Alexander E. Cano has served as our Chief Operating Officer since July 2024. Mr. Cano previously served as President and Secretary of DWAC from April 2023 to March 2024. He served as the Chief Operating Officer for Benessere Investment Group, an investment company, from June 2021 to March 2023 and was responsible for the daily operations of the firm and contributed to the development of the firm’s corporate strategy, as well as services to multiple special purpose acquisition companies. Prior to that, Mr. Cano held the position of Vice President, Business Development & Sales Strategy for Global Media Fusion, a global media agency, from October 2020 to June 2021, where he was responsible for driving revenue by connecting major consumer brands with globally syndicated television sponsorships. From October 2018 through December 2019, Mr. Cano served as the General Manager for the Home Equity division of Bankrate, a consumer financial services company. Prior to Bankrate, Mr. Cano was a negotiation consultant with The Gap Partnership, from October 2016 to October 2018. Mr. Cano spent the first half of his career in media companies, such as Sony Pictures Television International from 2003 to 2005, HBO from 2005 to 2008, TiVo from 2008 to 2010 and DIRECTV from 2010 to 2014. Mr. Cano received his B.S.B.A. in Finance from American University in Washington D.C.

Devin G. Nunes, Director

Devin G. Nunes serves on our board of directors and acts as Chairman of the board of directors. Devin G. Nunes, has been TMTG’s Chief Executive Officer and a Director since 2022, previously served in the U.S. House of Representatives from 2003 to 2022. He was the Republican leader and former Chairman of the HPSCI, a senior Republican on the Ways and Means Committee, and the Republican leader of the Ways and Means Health Subcommittee. Mr. Nunes was a vital contributor to the 2017 tax system overhaul, authoring a key provision to allow same-year expensing of all business investments for entrepreneurs and businesses. He also championed telemedicine to improve healthcare in underserved, rural areas. In his role on HPSCI, Mr. Nunes spent extensive time overseas working with U.S. military personnel, Central Intelligence Agency officials, and world leaders while promoting freedom and democratic values around the globe. During his time in Congress, many regarded Mr. Nunes as the House of Representatives’ preeminent investigator of government malfeasance and corruption; he was awarded the Presidential Medal of Freedom, America’s highest civilian honor, in 2021. Mr. Nunes graduated from Cal Poly San Luis Obispo, where he received a bachelor’s degree in agricultural business and a master’s degree in agriculture. He is the author of “Restoring the Republic” and “Countdown to Socialism,” and was an early and prominent critic of big tech censorship.

Jeffrey Smith, Director

Jeffrey Smith serves on our board of directors and is the chair of our audit committee. Mr. Smith has been the founder and Managing Attorney for LawVisory, a law firm serving registered investment advisers, financial institutions, family offices, issuers, investment funds and businesses with their securities, regulatory, compliance, corporate, tax, litigation, arbitration, contracts, digital assets, and merger and acquisition legal needs, since January 2019. Since December 2025, Mr. Smith has been the managing member of Apogee Venture Fund LLC, Apogee Strategic Ventures LLC, and Apogee Capital Partners LLC. Since November 2025, Mr. Smith has been a managing member of Vanward Global LLC. Mr. Smith has been an independent director and the nominee chairperson of the audit committee for Globa Terra Acquisition Corporation since July 8, 2025. From March 2023 to March 2024, Mr. Smith served as an independent director of Digital World Acquisition Corp., which was renamed Trump Media & Technology Group Corp. upon the consummation of its initial business combination. Mr. Smith has also been since April 2022 the co-founder and Chief Executive Officer of Liquid Rarity Exchange LLC, which owns patents and is an emerging platform, for the fractionalization of real world assets in the form of rarities. Mr. Smith had been the Chief Compliance Officer and Chief Legal Officer of North Rock Partners, LLC, a wealth advisory firm, from January 2021 to April 2022; Virtue Capital Management LLC, an investment advisory firm, from January 2019 to January 2021; and Chief Compliance Officer of Griffin Capital Company LLC, an investment and asset management company, from February 2017 to May 2018. Prior to that, he was with Research Affiliates LLC, an investment advisory firm, where he served as Chief Compliance Officer and Assistant General Counsel from August 2013 to February 2017; Director of Compliance of Athene Asset Management LLC, an asset management firm, from July 2012 to August 2013; and Senior Counsel of Legal and Compliance at The Rock Creek Group, an investment fund manager, from July 2010 to July 2012. Additionally, Mr. Smith served as Investigative Counsel for the Financial Crisis Inquiry Commission from January 2010 to July 2010. Prior to that, Mr. Smith was a tax attorney for Deloitte from July 1999 to July 2000 and Crowe Horwath from July 2000 to July 2002. Mr. Smith graduated cum laude with a B.S. in Accounting from the University of Kentucky, where he also earned his J.D. He received his L.L.M., with highest honors, in Securities & Financial Regulation from Georgetown Law in Washington, D.C. and holds the following certifications: Certified Regulatory and Compliance Professional (FINRA Institute at Wharton); Investment Adviser Certified Compliance Professional (NRS Education); and Certified in Risk Management (International Institute of Professional Education and Research).

Matan Fattal, Director

Matan Fattal serves on our board of directors. Mr. Fattal has served as the Co-Founder and Chief Executive Officer of IVIX since February 2020. He has also served as an Insider at YL Ventures since January 2021. From May 2015 to February 2020, Mr. Fattal was Co-Founder of Silverfort, where he served as Chief Executive Officer until May 2017 and subsequently as President until his departure. From 2012 to 2015, Mr. Fattal was an Algorithmic Researcher at Intucell. From December 2009 to December 2010, he was a Software Engineer at Intel Corporation. Mr. Fattal began his career in the Israel Defense Forces, where he served as an Algorithmic Researcher from December 2006 to December 2009.

Randy Lambert, Director

Randy Lambert serves on our board of directors. Since August 2024, Mr. Lambert has served as Executive Vice President and Head of Registered Investment Advisor Solutions at Intention.ly, a consulting and marketing agency operating in the financial services sector. Mr. Lambert was the Chief Operations Officer of Orion Advisor Solutions from September 2019 until December 2021 and subsequently served as the Executive Vice President of Tech Operations from December 2021 until July 2024. During this period, Mr. Lambert participated in Orion Advisor Solutions' acquisitions of TownSquare Capital, LLC in July 2022, Redtail Technology, Inc. in June 2022, and BasisCode Compliance, LLC in October 2021. From August 1993 to January 2001, Mr. Lambert worked in Operations for Orion Advisor Tech, then as Chief Operating Officer from January 2001 to October 2015, and finally as President from October 2015 to September 2019. Mr. Lambert holds a B.S.B.A in finance from Creighton University and an M.B.A. from Regis University.

Prior Blank Check Experience

Our management team’s previous SPAC experience includes the founding of DWAC, which raised $287.5 million in September 2021 and subsequently completed its initial business combination with TMTG (Nasdaq: DJT) in March 2024. In connection with that business combination, there was $310.6 million in trust non-redemptions, $50 million in convertible debt financing, and $11.3 million (excluding the $287.5 million mentioned above) in equity was raised.

Our Chief Executive Officer, Eric Swider, also served as a member of the board of directors of Benessere Capital Acquisition Corp. (“BCAC”), a SPAC which previously sought a business combination opportunity in the technology-focused middle market and emerging growth companies sector, with a geographical focus in North, Central and South America. In October 2022, BCAC announced the redemption of all of its outstanding common stock held by its public shareholders, and subsequently redeemed the full amount that was deposited in the trust account and liquidated and dissolved the Company.

Our Chief Operating Officer, Alex Cano, also served as the Chief Operating Officer for Benessere Investment Group. As Chief Operating Officer of Benessere Investment Group, Mr. Cano provided operational support to certain SPACs affiliated with Benessere Investment Group, including DWAC, BCAC, Nubia Brand International Corp. (“Nubia”) and BurTech Acquisition Corp. (“BTAC”), prior to each SPACs respective business combination. Nubia consummated a business combination with Honeycomb Battery Company in February 2024 and BTAC consummated a business combination with Blaize, Inc. in January 2025.

In addition, Devin Nunes, who serves as a director on our board of directors and as Chairman of our board of directors, serves as a director of Yorkville Acquisition Corp., a blank check company formed for the purpose of effecting a business combination that completed its initial public offering in June 2025. Similarly, Jeffrey Smith, who serves as a director on our board of directors, serves as a director of Globa Terra Acquisition Corporation, a blank check company formed for the purpose of effecting a business combination that completed its initial public offering in July 2025.

The past performance of our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management’s performance as indicative of our future performance.

Number, Terms of Office and Appointment of Directors and Officers

Our board of directors consists of 5 members. Prior to our initial business combination, holders of our founder shares have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors holds office for a three-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors are filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairperson or Co-Chairperson, a Vice-Chairperson, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Jeffrey Smith, Matan Fattal and Randy Lambert are independent directors under applicable SEC rules and the Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by our board of directors and has the composition and responsibilities described below. The charters of each committee are available on our website.

Audit Committee

We have established an audit committee of the board of directors. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. The members of our audit committee are Jeffrey Smith, Matan Fattal and Randy Lambert, and Jeffrey Smith serves as chair of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Jeffrey Smith qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of our compensation committee are Jeffrey Smith, Matan Fattal and Randy Lambert, and Randy Lambert chairs the compensation committee. Jeffrey Smith, Matan Fattal and Randy Lambert are each independent.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to Sponsor or an affiliate thereof of up to $25,000 per month, for up to 24 months (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in this prospectus) or during any Extension Period, for office space, utilities, secretarial and administrative support, other expenses and obligations of Sponsor, and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, is paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, prior to the consummation of an initial business combination, the compensation committee is primarily responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Jeffrey Smith, Matan Fattal and Randy Lambert serve as members of our nominating and corporate governance committee. Under Nasdaq listing standards, all members of the nominating and corporate governance committee must be independent. Matan Fattal chairs the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

Director Nominations

Our nominating and corporate governance committee recommends to the board of directors candidates for nomination for appointment at the annual general meeting. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares do not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. You may review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We will disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Insider Trading Policy

The Company adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, consultants, and contractors and promotes compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

In addition, members of our management team and our board of directors indirectly own founder shares and, due to their personal and financial interests in the founder shares, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

We issued Sponsor a Working Capital Convertible Note in the principal amount of up to $639,375, which we may draw down in our sole discretion, from time to time in order to pay for working capital expenses or finance transaction costs in connection with an intended initial business combination. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares, at a conversion price per share equal to the lower of (i) $8.00 per share and (ii) the Note Conversion VWAP, at the option of Sponsor. The conversion price of the Working Capital Convertible Note may be significantly less than the market price of our shares at the time such loan is converted. Any amount that are not converted into Class A ordinary shares will be repaid in cash on the maturity date. The maturity date of the Working Capital Convertible Note will be the earlier of (i) Lock-up Expiration Date and (ii) the date that our winding up becomes effective. Certain members of our management team and our board will directly or indirectly own interest in Sponsor, and due to their financial interests in Sponsor, they may have a conflict of interest in determining whether the Working Capital Convertible Note should be drawn down as well as the timing and manner of conversion or repayment (as applicable) of any outstanding principal balances under the Working Capital Convertible Note.

We pay Sponsor or an affiliate thereof a total of $25,000 per month for office space, utilities, secretarial and administrative support services. Additionally, Sponsor, Sponsor Investors, any of their respective affiliates or certain of our directors and officers may make working capital loans, up to $1,500,000 of which may be converted into Class A ordinary shares, at the price per share equal to the lower of (i) $8.00 per share or (ii) the Note Conversion VWAP, at the option of the lender (as further described in the IPO Prospectus), in order to finance transaction costs in connection with an intended initial business combination. Any fees we may pay Sponsor or an affiliate thereof for services rendered to us after the initial public offering or any repayment of the working capital loans made to us by Sponsor, Sponsor Investors, any of their respective affiliates or certain of our directors and officers, may be contingent on the completion of a business combination. As a result, Sponsor, Sponsor Investors, any of their respective affiliates or certain of our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination due to their personal and financial interests.

Our management team, in their capacities as directors, officers or employees of Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by either of Sponsor, Sponsor Investors, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, including, for example, TMTG. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our directors or officers are required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Sponsor, our officers and directors and the non-Sponsor investors agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination; provided that, pursuant to the Non-Sponsor Investor Letter Agreement, such waiver of redemption rights shall only be applicable to the founder shares held by the non-Sponsor investors, and not applicable to any public shares held by them. Additionally, Sponsor, our officers and directors and the non-Sponsor investors agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 24 months from the closing of the initial public offering (or up to 30 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time) or during any Extension Period. However, if Sponsor, our officers and directors and the non-Sponsor investors (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the 90% of the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of (x) six months after the date of the consummation of our initial business combination or (y) subsequent to our initial business combination (A) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, commencing at least 150 days after our initial business combination or (B) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. For the avoidance of doubt, 10% of the founder shares held by our Sponsor, our officers and directors and the non-Sponsor investors shall not be subject to such transfer restrictions (such date on which the founder shares are no longer subject to restriction, the “Lock-up Expiration Date”). With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants, are not transferable, assignable or salable by Sponsor until 30 days after the completion of our initial business combination. Since Sponsor, Sponsor Investors and our directors and officers may directly or indirectly own ordinary shares and warrants and will directly or indirectly own founder shares following the initial public offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor and members of our management team will directly or indirectly own our securities following the initial public offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Upon the closing of the initial public offering, Sponsor will have invested in us an aggregate of $3,846,591, comprised of the $25,000 purchase price for the founder shares (or approximately $0.003 per share) and the $3,821,591 purchase price for the private placement warrants (or $1.00 per warrant), which may be exercised on a cashless basis. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our sponsor were required to pay cash to exercise the private placement warrants.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers and certain of our affiliates currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Individual	Entity	Entity’s Business	Affiliation
Eric Swider	Trump Media & Technology Group Corp.	Media and Technology	Director
	Rubidex, LLC	Data Security	Chief Executive Officer
Ian Rhodes	TNF Pharmaceuticals, Inc	Biotechnology	Interim Chief Financial Officer
	Brio Financial Group	Financial Services	Director
	Apogee Acquisition Corp.	Special Purpose Acquisition Company	Chief Financial Officer
Devin G. Nunes	Trump Media & Technology Group Corp.	Media and Technology	Chief Executive Officer, President and Chairman
	Yorkville Acquisition Corp.	Investment and Financial Services	Director
Jeffrey Smith	LawVisory	Legal Services	Founder and Managing Attorney
	Globa Terra Acquisition Corporation	Investment and Financial Services	Director
Matan Fattal	IVIX	Finance and Technology	Co-Founder and Chief Executive Officer
Randy Lambert	YL Ventures	Financial Services	Insider
	Intention.ly	Financial Services	Executive Vice President

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Sponsor, Sponsor Investors, our directors or officers or the non-Sponsor investors, or making the acquisition through a joint venture or other form of shared ownership with either of Sponsor, Sponsor Investors, our directors or officers, or the non-Sponsor investors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from a valuation or appraisal firm that such an initial business combination is fair to our shareholders from a financial point of view. Furthermore, in no event will Sponsor, Sponsor Investors or any of our directors or existing officers, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors. Further, commencing on the date our securities were first listed on Nasdaq, we began to pay Sponsor or an affiliate thereof a total of $25,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team and other expenses and obligations of Sponsor.

In addition, Sponsor, Sponsor Investors or any of their respective affiliates may make additional investments in the company in connection with the initial business combination, although Sponsor, Sponsor Investors and their affiliates have no obligation or current intention to do so. If Sponsor, Sponsor Investors or any of their respective affiliates elects to make additional investments, such proposed investments could influence Sponsor and Sponsor Investor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our Sponsor, our officers and directors and the non-Sponsor investors have agreed, pursuant to the terms of an Insider Letter Agreement and Non-Sponsor Investor Letter Agreement entered into with us, as applicable, to vote any founder shares and public shares held by them in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our directors and officers to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We entered into indemnity agreements with them.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Clawback Policy

The SEC adopted final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act, and Nasdaq has adopted listing standards consistent with the SEC rules. In compliance with those standards, we adopted an incentive compensation recoupment policy, or “clawback” policy, which applies to our executive officers, within the meaning of Section 10D of the Exchange Act and Rule 10D-1 promulgated thereunder, who were employed by the Company or a subsidiary of the Company during the applicable recovery period.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards to our executive officers or other employees of the Company and therefore do not have a policy regarding the timing of grants of option awards in relation to the disclosure of material non-public information by the Company.

Item 11. Executive Compensation.

Sponsor transferred an aggregate of 500,000 founder shares to our independent directors and officers prior to the completion of the initial public offering and an aggregate of 200,000 founder shares to certain of our advisors following the completion of the initial public offering, for their services. Except for such founder shares that our independent directors received from Sponsor, none of our directors or officers has received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay our sponsor or an affiliate thereof a total of $25,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team and other expenses and obligations of Sponsor. Sponsor, Sponsor Investors, our directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to Sponsor, Sponsor Investors, or to our directors, officers or our or any of their respective affiliates. Any such payments prior to an initial business combination are made from funds held outside the trust account (other than any Permitted Withdrawals). Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, is paid by the Company to Sponsor, Sponsor Investors, our directors and officers, or our or any of their respective affiliates, prior to completion of our initial business combination.

On July 26, 2024, we entered into an agreement (the “Brio Agreement”) with Brio Financial Group (“Brio Financial”), pursuant to which Brio Financial provides certain financial and accounting services to us, including, but not limited to, assisting us with developing and documenting a monthly and quarterly accounting closing process, preparing financial statements, maintaining our accounting system and our internal debt and equity ledgers, preparing the Management Discussion and Analysis of Financial Condition and Results portion of quarterly and annual reports, and assisting us in connection with the initial public offering. Under the Brio Agreement, we agreed to pay Brio Financial a fixed price of $16,500 for initial services and a fixed monthly rate of $2,000 for recurring services, which commenced in September 2024. Additionally, we agreed to pay a fixed monthly rate of $6,000 for Chief Financial Officer services provided by Ian Rhodes. Pursuant to the terms of the Brio Agreement, Brio Financial is compensated for travel and other out-of-pocket costs and is entitled to indemnification and director and officer insurance. Either we or Brio Financial may terminate the Brio Agreement at any time, for any reason, within 10 days of written notice to the other party. Ian Rhodes, our Chief Financial Officer, is a Director at Brio Financial.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the initial proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our directors and officers may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of warrants as they are not exercisable within 60 days of the date of this annual report.

The beneficial ownership of our ordinary shares is based on 24,150,000 shares of Class A ordinary shares and 7,011,288 shares of Class B ordinary shares issued and outstanding as of December 31, 2025. offering.

Name and Address of Beneficial Owner(1)	Number of Class A Shares Beneficially Owned(2)(6)	Approximate Percentage of Outstanding Class A Shares	Number of Class B Shares Beneficially Owned(2)(4)	Approximate Percentage of Outstanding Class B Shares
Eric Swider(3)	—	—	—	—
Ian Rhodes	—	—	—	—
Alexander Cano	—	—	350,000	1.6%
Devin G. Nunes(3)	—	—	—	—
Jeffrey Smith(5)	—	—	200,000	*
Matan Fattal(6)	—	—	125,000	*
Randy Lambert	—	—	50,000	*
All directors and officers as a group (seven individuals) Holders of more than 5% of RTAC 1 any class of outstanding ordinary shares	—	—	700,000	3.1%
International SPAC Management Group I LLC(3)(4)	—	—	3,144,273	61.89%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Renatus Tactical Acquisition Corp I, 1825 Ponce de Leon Blvd, Suite 260, Coral Gables, Florida 33134.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the IPO Prospectus.

(3)	International SPAC Management Group I LLC (the “Sponsor”) is the record holder of 7,011,288 founder shares. Global Client Advisory Group (“GCAG”) is the managing member of the Sponsor. Eric Swider is the managing member of GCAG. Devin Nunes indirectly owns a 50% economic interest in the founder shares held by the Sponsor through Sarasota Global, an entity which he controls. Mr. Swider makes all investment and voting decisions with respect to the securities held by the Sponsor, and may be deemed to beneficially own the founder shares held by the Sponsor. Includes 200,000 shares which may be transferred to certain of our advisors for services to us after the completion of the initial public offering and prior to the closing of our initial business combination.

(4)	Does not include any Class A ordinary shares which may be issued upon conversion of the Working Capital Convertible Note or Additional Working Capital Loans.

(5)	Includes 150,000 shares which Jeffrey Smith purchased from the Sponsor for an aggregate purchase price of $300,000.

(6)	Includes 75,000 shares which Matan Fattal purchased from the Sponsor for an aggregate purchase price of $100,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Up to 914,514 Founder shares held by the Sponsor were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder shares would collectively represent 22.5% of the Company’s issued and outstanding shares upon the completion of the initial public offering. No Founder shares were forfeited as the underwriters fully exercised the over-allotment option.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell 90% of the Founder shares until the earlier to occur of: (A) six months after the completion of an initial business combination and (B) subsequent to an initial business combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $11.50 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property; provided that, for the avoidance of doubt, 10% of the Founder shares shall not be subject to such restrictions (such date on which the founder shares are no longer subject to restriction, the “Lock-up Expiration Date”).

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the initial public offering through the earlier of the Company’s consummation of an initial business combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $25,000 for office space, utilities and secretarial and administrative support. For the year ended December 31, 2025, the Company incurred general and administrative services expenses of $188,970, which are included in formation and operating expenses on the statements of operations. As of December 31, 2025 the Company owed the Sponsor $8,000 under the agreement, which is included in accrued expenses on the balance sheet.

Financial and Accounting Services

On July 26, 2024, the Company entered into an agreement (the “Brio Agreement”) with Brio Financial Group (“Brio Financial”), pursuant to which Brio Financial will provide certain financial and accounting services to the Company, including, but not limited to, assisting the Company with developing and documenting a monthly and quarterly accounting closing process, preparing financial statements, maintaining the Company’s accounting system and its internal debt and equity ledgers, preparing the Management Discussion and Analysis of Financial Condition and Results portion of quarterly and annual reports, and assisting the Company in connection with the Initial Public Offering. Under the Brio Agreement, the Company agreed to pay Brio Financial a fixed price of $16,500 for initial services and a fixed monthly rate of $2,000 for recurring services, which commenced in September 2024. Additionally, the Company agreed to pay a fixed monthly rate of $6,000 for Chief Financial Officer services provided by Ian Rhodes. Pursuant to the terms of the Brio Agreement, Mr. Rhodes will be compensated for travel and other out-of-pocket costs and will be entitled to indemnification and director and officer insurance. Either the Company or Brio Financial may terminate the Brio Agreement at any time, for any reason, within 10 days of written notice to the other party. Mr. Rhodes is a Director at Brio Financial but otherwise does not hold any ownership interest in Brio Financial. For the year ended December 31, 2024, the Company incurred $36,000 of costs, which were capitalized as deferred offering costs as of December 31, 2024. As of December 31, 2024 the Company owed Brio Financial $16,500 under the Brio Agreement, which is included in accrued expenses on the balance sheet.

For the year ended December 31, 2025, the Company incurred $26,500 of costs, which were accounted for offering costs. In addition, the Company incurred expenses under the Brio Agreement of $67,667, which are included in formation and operating expenses on the statements of operations. As of December 31, 2025 the Company owed Brio Financial $16,000 under the Brio Agreement, which is included in accrued expenses on the balance sheet.

Due from Sponsor

The Company made certain payments on behalf of the Sponsor. As of December 31, 2025 and December 31, 2024, the Sponsor owes the Company $4,540 and $0, respectively.

Unsecured Promissory Note

On March 10, 2025, the Sponsor entered into an agreement with the Company to loan the Company up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the initial public offering. The loan was non-interest bearing, unsecured and became due at the closing of the initial public offering. The Company did not borrow any monies under this loan agreement.

Convertible Promissory Note

Upon the completion of the initial public offering, the Company issued the Sponsor a convertible promissory note (the “Working Capital Convertible Note”) in the principal amount of up to $639,375 which the Company may draw down in its sole discretion, from time to time in order to pay for working capital expenses or finance transaction costs in connection with an intended initial business combination. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares, at a conversion price per share equal to the lower of (i) $8.00 per share and (ii) the volume weighted average price of the Class A ordinary shares for the 20 trading days ending on the trading day prior to the date on which the loans are converted (“Note Conversion VWAP”), at the option of the Sponsor. Any amount that is not converted into Class A ordinary shares will be repaid in cash on the maturity date. The maturity date of the Working Capital Convertible Note will be the earlier of (i) the Lock-up Expiration Date and (ii) the date that the Company’s winding up becomes effective. The Company did not borrow any monies under this loan agreement.

Working Capital Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of an initial business combination into Class A ordinary shares, at a conversion price per share equal to the lower of $8.00 and the Note Conversion VWAP, at the option of the lender. The shares issuable upon conversion of such loans would be identical to the Class A ordinary shares that are sold as a part of the Public Units in the initial public offering. In the event that an initial business combination is not consummated, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Company did not borrow any monies under this loan agreement.

Related Party Transactions Policy

In connection with the closing of our initial public offering, we adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Prior to the closing of our initial public offering, we adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter adopted prior to the consummation of the initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made to Sponsor, Sponsor Investors, or to our directors or officers, or our or any of their respective affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we agreed not to consummate an initial business combination with an entity that is affiliated with any of Sponsor, Sponsor Investors, or our directors or officers unless we, or a committee of independent and disinterested directors, obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that our initial business combination is fair to our shareholders from a financial point of view. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors.

Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to Sponsor, Sponsor Investors, or to our directors or officers, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, which if made prior to our initial business combination, will be made from funds held outside the trust account or, if made after the completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith:

●	repayment of payments to vendors by Sponsor to cover offering-related and organizational expenses;

●	repayment of the Working Capital Convertible Note made by Sponsor to finance transaction costs in connection with an intended initial business combination, in the principal amount of up to $639,375, which we may draw down in our sole discretion, from time to time. Any principal amounts outstanding under the Working Capital Convertible Note may be convertible into Class A ordinary shares of the post-business combination entity, at a conversion price per share equal to the lower of (i) $8.00 and (ii) the Note Conversion VWAP, at the option of Sponsor. The shares issuable upon conversion of the Working Capital Convertible Note would be identical to the Class A ordinary shares that are sold as a part of the units of the initial public offering;

●	payment to our sponsor or an affiliate thereof of a total of $25,000 per month for office space, utilities, secretarial and administrative support services;

●	aggregate payment of up to approximately $6,000 per month in salary paid to Ian Rhodes for performing services in his capacity as Chief Financial Officer prior to the consummation of our initial business combination;

●	payment of customary fees for financial advisory services;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by Sponsor, Sponsor Investors, any of their respective affiliates or certain of our directors and officers to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into Class A ordinary shares of the post-business combination entity, at a conversion price per share equal to the lower of (i) $8.00 and (ii) the Note Conversion VWAP, at the option of the lender. The shares issuable upon conversion of such loans would be identical to the Class A ordinary shares that are sold as a part of the units of the initial public offering.

The above payments may be funded using the net proceeds of the initial public offering and the sale of the private placement warrants not held in the trust account (other than any Permitted Withdrawals) or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The firm of Adeptus Partners, LLC, or Adeptus, acts as our independent registered public accounting firm.

The Company incurred audit fees with Adeptus of $70,000 and $20,000, for the year ended December 31, 2025 and for the period July 2, 2024 (inception) through December 31, 2024. The Company did not incur any audit related fees, tax fees, or other fees.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statement of Operations for the year ended December 31, 2025 and for the period from July 2, 2024 (inception) through December 31, 2024	F-4
Statement of Changes in Shareholders’ (Deficit) Equity for the year ended December 31, 2025 and for the period from July 2, 2024 (inception) through December 31, 2024	F-5
Statement of Cash Flows for the year ended December 31, 2025 and for the period from July 2, 2024 (inception) through December 31, 2024	F-6
Notes to financial statements	F-7

(2)	Financial Statement Schedules:

None.

(3)	Exhibits.

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 19, 2025)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on May 13, 2025)
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 13, 2025)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on May 13, 2025)
4.4	Warrant Agreement, dated as of May 14, 2025, by and between the Company and Odyssey Transfer and Trust Company (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 19, 2025, incorporated by reference herein)
10.1	Private Placement Warrants Purchase Agreement, dated as of May 14, 2025, between the Company and the Sponsor (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2025, incorporated by reference herein)
10.2	Investment Management Trust Agreement, dated as of May 14, 2025, by and between the Company and Odyssey Transfer and Trust Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2025, incorporated by reference herein)
10.3	Registration Rights Agreement, dated as of May 14, 2025, by and among the Company, the Sponsor and other Holders (as defined therein) (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2025, incorporated by reference herein)
10.4	Letter Agreement, dated as of May 14, 2025, by and among the Company, the Sponsor, certain investors in the Sponsor and each of the initial shareholders, directors and officers of the Company (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2025, incorporated by reference herein)
10.5	Letter Agreement, dated as of May 14, 2025, by and among the Company and certain non-Sponsor investors of the Company (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2025, incorporated by reference herein)
10.6	Administrative Services Agreement, dated as of May 14, 2025, between the Company and Sponsor (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 19, 2025, incorporated by reference herein)
10.7	Form of Indemnification Agreement (Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 19, 2025, incorporated by reference herein)
10.8	Working Capital Convertible Note, dated as of May 16, 2025, issued to Sponsor (Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 19, 2025, incorporated by reference herein)
19.1*	Insider Trading Policy
31.1*	Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy
101.NS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Gables, State of Florida, on the 13th of March 2026.

RENATUS TACTICAL ACQUISITION CORP I

By:	/s/ Eric Swider
Name:	Eric Swider
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Eric Swider
Name:	Eric Swider
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 13, 2026

By:	/s/ Ian Rhodes
Name:	Ian Rhodes
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 13, 2026

By:	/s/ Devin G. Nunes
Name:	Devin G. Nunes
Title:	Director
Date:	March 13, 2026

By:	/s/ Jeffrey Smith
Name:	Jeffrey Smith
Title:	Director
Date:	March 13, 2026

By:	/s/ Matan Fattal
Name:	Matan Fattal
Title:	Director
Date:	March 13, 2026

By:	/s/ Randy Lambert
Name:	Randy Lambert
Title:	Director
Date:	March 13, 2026

RENATUS TACTICAL ACQUISITION CORP I

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statement of Operations for the year ended December 31, 2025 and for the period from July 2, 2024 (inception) through December 31, 2024	F-4
Statement of Changes in Shareholders’ (Deficit) Equity for the year ended December 31, 2025 and for the period from July 2, 2024 (inception) through December 31, 2024	F-5
Statement of Cash Flows for the year ended December 31, 2025 and for the period from July 2, 2024 (inception) through December 31, 2024	F-6
Notes to financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Renatus Tactical Acquisition Corp I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Renatus Tactical Acquisition Corp I (the Company) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period July 2, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period July 2, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, management has determined that given the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Accordingly, the Company plans to consummate a Business Combination prior to the mandatory liquidation date. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Adeptus Partners, LLC

Adeptus Partners, LLC

We have served as the Company’s auditor since 2024.

Ocean, New Jersey
March 13, 2026
PCAOB ID: 3686

RENATUS TACTICAL ACQUISITION CORP I

 BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$4,031	$-
Due from Sponsor	4,540	-
Prepaid expenses	419,562	26,577
Total Current Assets	428,133	26,577
Cash held in Trust	248,183,492	-
Deferred offering costs	-	597,798
Total Assets	$248,611,625	$624,375

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accrued expenses	$40,100	$599,375
Total Current Liabilities	40,100	599,375
Non-Current Liabilities:
Accrued expenses	1,680,435	-
Convertible note	250,000	-
Deferred underwriting fee	8,452,500	-
Total Non-Current Liabilities	10,382,935	-
Total Liabilities	10,423,035	599,375

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 24,150,000 and 0 shares subject to possible redemption at $10.28 and $0.00 per share as of December 31, 2025 and December 31, 2024, respectively	248,183,492	-

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 7,011,288 shares issued and outstanding(1)(2)	701	701
Additional paid-in capital	-	24,299
Accumulated deficit	(9,995,603)	-
Total Shareholders’ (Deficit) Equity	(9,994,902)	25,000
Total Liabilities and Shareholders’ (Deficit) Equity	$248,611,625	$624,375

(1)	Includes an aggregate of up to 914,514 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option (see Note 5).

(2)	Shares and associated accounts have been retroactively restated to reflect the surrender of 3,740,591 Class B ordinary shares to the Company for no consideration on March 13, 2025 and the issuance of an additional 1,168,548 Class B ordinary shares to the Sponsor for no consideration on May 14, 2025.

The accompanying notes are an integral part of these financial statements.

RENATUS TACTICAL ACQUISITION CORP I

 STATEMENTS OF OPERATIONS

	Year Ended December 31, 2025	For the period from July 2, 2024 (inception) through December 31, 2024
Formation and operating expenses	$1,025,873	$-
TOTAL EXPENSES	1,025,873	-

OTHER INCOME
Income earned on cash held in Trust Account	6,079,742	-
Income earned on cash held in operating account	1,873	-
TOTAL OTHER INCOME	6,081,615	-

Net Income	$5,055,742	$-

Weighted average of redeemable shares outstanding basic and diluted	15,259,615	-
Basic and diluted net income per ordinary share	$0.35	$0.00
Weighted average of non-redeemable shares outstanding basic and diluted(1)(2)	7,011,288	4,326,923
Basic and diluted net loss per ordinary share	$(0.05)	$0.00

(1)	For the period from July 2, 2024 (inception) through December 31, 2024, excludes an aggregate of up to 914,514 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option (see Note 5).

(2)	Shares and associated accounts have been retroactively restated to reflect the surrender of 3,740,591 Class B ordinary shares to the Company for no consideration on March 13, 2025 and the issuance of an additional 1,168,548 Class B ordinary shares to the Sponsor for no consideration on May 14, 2025.

The accompanying notes are an integral part of these financial statements.

RENATUS TACTICAL ACQUISITION CORP I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025 AND FOR THE PERIOD FROM JULY 2, 2024
(INCEPTION) THROUGH DECEMBER 31, 2024

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024 (1)(2)	7,011,288	$701	$24,299	$-	$25,000
Net loss	-	-	-	-	-
Balance, March 31, 2025	7,011,288	701	24,299	-	25,000
Private warrants, proceeds	-	-	3,821,591	-	3,821,591
Public warrants, fair value	-	-	4,557,833	-	4,557,833
Offering costs allocated to public and private warrants	-	-	(244,775)	-	(244,775)
Accretion of carrying value to redemption value	-	-	(8,158,948)	(10,212,409)	(18,371,357)
Net income	-	-	-	794,834	794,834
Balance, June 30, 2025	7,011,288	701	-	(9,417,575)	(9,416,874)
Net income	-	-		2,176,664	2,176,664
Accretion of carrying value to redemption value	-	-		(2,512,269)	(2,512,269)
Balance, September 30, 2025	7,011,288	701	-	(9,753,180)	(9,752,479)
Net income	-	-	-	2,084,244	2,084,244
Accretion of carrying value to redemption value	-	-	-	(2,326,667)	(2,326,667)
Balance, December 31, 2025	7,011,288	701	$-	$(9,995,603)	$(9,994,902)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 2, 2024 (inception)	-	$-	$-	$-	$-
Issuance of founder shares	7,011,288	701	24,299	-	25,000
Balance, December 31, 2024(1)(2)	7,011,288	$701	$24,299	$-	$25,000

(1)	Includes an aggregate of up to 914,514 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option (see Note 5).

(2)	Shares and associated accounts have been retroactively restated to reflect the surrender of 3,740,591 Class B ordinary shares to the Company for no consideration on March 13, 2025 and the issuance of an additional 1,168,548 Class B ordinary shares to the Sponsor for no consideration on May 14, 2025.

The accompanying notes are an integral part of these financial statements.

RENATUS TACTICAL ACQUISITION CORP I

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the period from July 2, 2024 (inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income	$5,055,742	$-
Interest earned on cash held in Trust Account	(6,079,742)	-
Changes in assets/liabilities to reconcile net income to net cash used in operating activities:
Prepaid expenses	(392,985)	-
Accrued expenses	425,037	-
Net Cash Used in Operating Activities	(991,948)	-

Cash Flows from Investing Activities:
Net advances to Sponsor	(4,540)	-
Cash deposited into Trust	(242,103,750)	-
Net Cash Used in Investing Activities	(242,108,290)	-

Cash Flows from Financing Activities:
Proceeds from Convertible Note	250,000
Proceeds from issuance of Class A ordinary shares	241,500,000	-
Proceeds from private placement	3,821,591	-
Payment of offering costs	(2,467,322)	-
Net Cash Provided by Financing Activities	243,104,269	-
Net change in cash	4,031
Cash at beginning of period	-
Cash at end of period	$4,031	$-

Supplemental Schedule of Non-Cash Financing Activities:
Issuance of Class B shares to the Sponsor in exchange for a payment to a vendor	$-	$25,000
Deferred offering costs included in accrued offering costs	$-	$599,375
Offering costs charged to additional paid-in capital included in deferred underwriting fee	$8,452,500	$-
Offering costs charged to additional paid-in capital included in accrued expenses	$1,295,498	$-
Accretion of Class A ordinary shares subject to possible redemption	$6,079,742	$-

The accompanying notes are an integral part of these financial statements.

RENATUS TACTICAL ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from July 2, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and search for a Business Combination opportunity, which are described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 3,821,591 warrants (the “Private Placement Warrants”) to International SPAC Management Group I LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3,821,591 (the “Private Proceeds” and together with the Public Proceeds, the “Offering Proceeds”). The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering (see Note 8).

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

Going Concern

As of December 31, 2025, the Company has cash of $4,031 and working capital of $388,033. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account of $4,031 will not be sufficient to allow the Company to operate in the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in accordance with the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 or December 31, 2024.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of December 31, 2025 and December 31, 2024, the Company had deferred offering costs of $0 and $597,798, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the Ordinary Shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value. The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering and Private Placement or the potential dilution from the convertible note since their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Year Ended
	December 31, 2025
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share numerator:
Interest income	$6,081,025	$590
Less: Allocation of expenses	(702,909)	(322,964)
Total	$5,378,116	$(322,374)

Basic and diluted net income (loss) per share denominator:	15,259,615	7,011,288
Weighted-average shares outstanding
Basic and diluted net income (loss) per share	$0.35	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of December 31, 2025, the cash held did not exceed the FDIC limit As of December 31, 2025, the cash held in the trust in excess of the SIPC limit was $247,933,492. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash Held in Trust Account

On December 31, 2025, the Company had $248,183,492 in cash held in the Trust Account.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholder’s equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statements of operations.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

On December 31, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$241,500,000
Less: Proceeds allocated to public warrants	(4,557,833)
Less: Class A ordinary share issuance costs	(11,968,968)
Add: Accretion of carrying value to redemption value	17,130,551
Class A ordinary shares subject to possible redemption May 16, 2025	242,103,750
Add: Accretion of carrying value to redemption value	1,240,806
Class A ordinary shares subject to possible redemption June 30, 2025	243,344,556
Add: Accretion of carrying value to redemption value	2,512,269
Class A ordinary shares subject to possible redemption September 30, 2025	245,856,825
Add: Accretion of carrying value to redemption value	2,326,667
Class A ordinary shares subject to possible redemption December 31, 2025	$248,183,492

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of December 31, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 10 for further information.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company, in a private placement, sold 3,821,591 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $25,000 for office space, utilities and secretarial and administrative support. For the year ended December 31, 2025, the Company incurred general and administrative services expenses of $188,970, which are included in formation and operating expenses on the statements of operations. As of December 31, 2025 the Company owed the Sponsor $8,000 under the agreement, which is included in accrued expenses on the balance sheet.

Financial and Accounting Services

On July 26, 2024, the Company entered into an agreement (the “Brio Agreement”) with Brio Financial Group (“Brio Financial”), pursuant to which Brio Financial will provide certain financial and accounting services to the Company, including, but not limited to, assisting the Company with developing and documenting a monthly and quarterly accounting closing process, preparing financial statements, maintaining the Company’s accounting system and its internal debt and equity ledgers, preparing the Management Discussion and Analysis of Financial Condition and Results portion of quarterly and annual reports, and assisting the Company in connection with the Initial Public Offering. Under the Brio Agreement, the Company agreed to pay Brio Financial a fixed price of $16,500 for initial services and a fixed monthly rate of $2,000 for recurring services, which commenced in September 2024. Additionally, the Company agreed to pay a fixed monthly rate of $6,000 for Chief Financial Officer services provided by Ian Rhodes. Pursuant to the terms of the Brio Agreement, Mr. Rhodes will be compensated for travel and other out-of-pocket costs and will be entitled to indemnification and director and officer insurance. Either the Company or Brio Financial may terminate the Brio Agreement at any time, for any reason, within 10 days of written notice to the other party. Mr. Rhodes is a Director at Brio Financial but otherwise does not hold any ownership interest in Brio Financial. For the year ended December 31, 2024, the Company incurred $36,000 of costs, which were capitalized as deferred offering costs as of December 31, 2024. As of December 31, 2024 the Company owed Brio Financial $16,500 under the Brio Agreement, which is included in accrued expenses on the balance sheet.

For the year ended December 31, 2025, the Company incurred $26,500 of costs, which were accounted for offering costs. In addition, the Company incurred expenses under the Brio Agreement of $67,667, which are included in formation and operating expenses on the statements of operations. As of December 31, 2025 the Company owed Brio Financial $16,000 under the Brio Agreement, which is included in accrued expenses on the balance sheet.

Due from Sponsor

The Company made certain payments on behalf of the Sponsor. As of December 31, 2025 and December 31, 2024, the Sponsor owes the Company $4,540 and $0, respectively.

Unsecured Promissory Note

On March 10, 2025, the Sponsor entered into an agreement with the Company to loan the Company up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and became due at the closing of the Initial Public Offering. The Company did not borrow any monies under this loan agreement.

Convertible Promissory Note

Upon the completion of the Initial Public Offering, the Company issued the Sponsor a convertible promissory note (the “Working Capital Convertible Note”) in the principal amount of up to $639,375 which the Company may draw down in its sole discretion, from time to time in order to pay for working capital expenses or finance transaction costs in connection with an intended initial Business Combination. Any principal amounts outstanding under the Working Capital Convertible Note may be converted into Class A ordinary shares, at a conversion price per share equal to the lower of (i) $8.00 per share and (ii) the volume weighted average price of the Class A ordinary shares for the 20 trading days ending on the trading day prior to the date on which the loans are converted (“Note Conversion VWAP”), at the option of the Sponsor. Any amount that is not converted into Class A ordinary shares will be repaid in cash on the maturity date. The maturity date of the Working Capital Convertible Note will be the earlier of (i) the Lock-up Expiration Date and (ii) the date that the Company’s winding up becomes effective. The Company did not borrow any monies under this loan agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into Class A ordinary shares, at a conversion price per share equal to the lower of $8.00 and the Note Conversion VWAP, at the option of the lender. The shares issuable upon conversion of such loans would be identical to the Class A ordinary shares that are sold as a part of the Public Units in the Initial Public Offering. In the event that a Business Combination is not consummated, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Company did not borrow any monies under this loan agreement.

NOTE 6 — CONVERTIBLE NOTE

On July 24, 2025, the Company issued a convertible promissory note (the “Convertible Note”) in the principal amount of $250,000 with an interest rate of 0% to an investor of the Company. The principal balance is payable by the Company upon the earlier of: (i) the date of the consummation of the initial business combination and (ii) the date that the winding up of the Company is effective. Any principal amounts outstanding under the Investor Convertible Note may be converted into a number of units of the Company, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00; provided, however, that the Investor Convertible Note shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Investor Convertible Note will be identical to the Public Units that were sold in the Initial Public Offering. As of December 31, 2025 and December 31, 2024, there was $250,000 and $0, respectively outstanding under the Convertible Note.

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

Service Providers Fees

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the initial Business Combination. The amount as of December 31, 2025 and December 31, 2024 was $1,680,435 and $0, respectively.

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 24,150,000 Class A ordinary shares subject to possible redemption as of December 31, 2025.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025 and December 31, 2024, there were 7,011,288 Class B ordinary shares issued and outstanding.

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

NOTE 9 — WARRANTS

There were 15,896,591 warrants outstanding as of December 31, 2025, including 12,075,000 Public Warrants and 3,821,591 Private Placement Warrants. There were no warrants outstanding as of December 31, 2024. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Public Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the Combination Period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

	As of December 31, 2025	As of December 31, 2024
Cash	$4,031	$-
Due from Sponsor	4,540	-
Prepaid expenses	419,562	26,577
Cash held in Trust	248,183,492	-
Deferred offering costs	-	597,798
Total Assets	$248,611,625	$624,375

All other segment items included in net income (loss) are reported on the statements of operations and described within their respective disclosures.

NOTE 11. FAIR VALUE MEASUREMENTS

The fair value of the $248,183,492 cash held in trust is measured under Level 1 in the fair value hierarchy.

The fair value of the Public and Private Warrants is measured under Level 3 in the fair value hierarchy as of May 16, 2025. The fair value of Public Warrants was determined using Black-Scholes Simulation Model. The expected term of the warrant is based on the actual term of the warrant in the event of a successful business combination. The probability of an initial business combination is based on historical data from SPACs that have successfully completed an IPO and then gone on to complete a business combination. The volatility is based on historical volatility of comparable publicly traded SPACs.

The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance.

The market assumptions used to determine fair value as follows:

As of May 16, 2025
Term	5.0 years
Dividends	$0
Risk Free Rate	4.06%
Probability of an Initial Business Combination	45%
Volatility	6.0%

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 13, 2026, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.