Form 10-Q
period 2026-03-31
Renatus Tactical Acquisition Corp I
filed 2026-05-13
CIK 2035173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, there were 24,150,000 Class A ordinary shares, $0.0001 par value and 7,011,288 Class B ordinary shares, $0.0001 par value, issued and outstanding.

RENATUS TACTICAL ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RENATUS TACTICAL ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$10,977	$4,031
Due from Sponsor	-	4,540
Prepaid expenses	332,849	419,562
Total Current Assets	343,826	428,133
Cash held in Trust	250,274,966	248,183,492
Total Assets	$250,618,792	$248,611,625

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$107,552	$40,100
Total Current Liabilities	107,552	40,100
Non-Current Liabilities:
Accrued expenses	1,731,590	1,680,435
Convertible note	330,000	250,000
Deferred underwriting fee	8,452,500	8,452,500
Total Non-Current Liabilities	10,514,090	10,382,935
Total Liabilities	10,621,642	10,423,035

Commitments and contingencies (Note 7)

Class A ordinary shares, $0.0001 par value; 24,150,000 shares subject to possible redemption at $10.36 and $10.28 per share as of March 31, 2026 and December 31, 2025, respectively	250,274,966	248,183,492

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 7,011,288 shares issued and outstanding	701	701
Additional paid-in capital	-	-
Accumulated deficit	(10,278,517)	(9,995,603)
Total Shareholders’ Deficit	(10,277,816)	(9,994,902)
Total Liabilities and Shareholders’ Deficit	$250,618,792	$248,611,625

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Formation and operating expenses	$282,914	$-
TOTAL EXPENSES	(282,914)	-

OTHER INCOME
Income earned on cash held in Trust Account	2,091,474	-
TOTAL OTHER INCOME	2,091,474	-

Net Income	$1,808,560	$-

Weighted average of redeemable shares outstanding basic and diluted	24,150,000	-
Basic and diluted net income per ordinary share	$0.08	$-
Weighted average of non-redeemable shares outstanding basic and diluted(1)(2)	7,011,288	6,096,774
Basic and diluted net income (loss) per ordinary share	$(0.01)	$0.00

(1)	For the three months ended March 31, 2025, excludes an aggregate of up to 914,514 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option (see Note 5).

(2)	For the three months ended March 31, 2025, shares and associated accounts have been retroactively restated to reflect the surrender of 3,740,591 Class B ordinary shares to the Company for no consideration on March 13, 2025 and the issuance of an additional 1,168,548 Class B ordinary shares to the Sponsor for no consideration on May 14, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements

RENATUS TACTICAL ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024 (1)(2)	7,011,288	$701	$24,299	$-	$25,000
Net loss	-	-	-	-	-
Balance, March 31, 2025	7,011,288	$701	$24,299	$-	$25,000

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2025	7,011,288	$701	$-	$(9,995,603)	$(9,994,902)
Net income				1,808,560	1,808,560
Remeasurement				(2,091,474)	(2,091,474)
Balance, March 31, 2026	7,011,288	$701	$-	$(10,278,517)	$(10,277,816)

(1)	Includes an aggregate of up to 914,514 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option (see Note 5).

(2)	Shares and associated accounts have been retroactively restated to reflect the surrender of 3,740,591 Class B ordinary shares to the Company for no consideration on March 13, 2025 and the issuance of an additional 1,168,548 Class B ordinary shares to the Sponsor for no consideration on May 14, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income	$1,808,560	$-
Interest earned on cash held in Trust Account	(2,091,474)	-
Changes in assets/liabilities to reconcile net income to net cash used in operating activities:
Prepaid expenses	86,713	-
Accrued expenses	118,607	-
Net Cash Used in Operating Activities	(77,594)	-

Cash Flows from Investing Activities:
Proceeds from repayment of Due From Sponsor	4,540	-
Net Cash Provided by Investing Activities	4,540	-

Cash Flows from Financing Activities:
Proceeds from Convertible Note	80,000
Net Cash Provided by Financing Activities	80,000	-

Net change in cash	6,946	-
Cash at beginning of period	4,031	-
Cash at end of period	$10,977	$-

Supplemental Schedule of Non-Cash Financing Activities:
Issuance of Class B shares to the Sponsor in exchange for a payment to a vendor	$-	$25,000
Deferred offering costs included in accrued offering costs	$-	$512,890
Deferred offering costs included in related party payable	$-	$110,934
Accretion of Class A ordinary shares subject to possible redemption	$2,091,474	$-

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from July 2, 2024 (inception) through March 31, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and search for a Business Combination opportunity, which are described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 3,821,591 warrants (the “Private Placement Warrants”) to International SPAC Management Group I LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3,821,591 (the “Private Proceeds” and together with the Public Proceeds, the “Offering Proceeds”). The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering (see Note 9).

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive its rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per unit ($10.025).

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

Going Concern

As of March 31, 2026, the Company has cash of $10,977 and working capital of $236,274. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account of $10,977 will not be sufficient to allow the Company to operate in the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, rising trade tensions between the United States and China, uncertainties regarding actual and potential shifts in the policies of the United States related to foreign policy, trade policy, economic policy and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the ongoing conflict between Russia and Ukraine, and the ongoing conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of March 31, 2026 and December 31, 2025 there were no deferred offering costs.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended
	March 31, 2026
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$2,091,474	$-
Less: Allocation of expenses	(219,258)	(63,656)
Total	$1,872,216	$(63,656)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	24,150,000	7,011,288
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of March 31, 2026 and December 31, 2025, the cash held did not exceed the FDIC limit. As of March 31, 2026 and December 31, 2025, the cash held in the trust in excess of the SIPC limit was $250,024,966 and $247,933,492, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $250,274,966 and $248,183,492, respectively, in cash held in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ deficit. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statements of operations.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less: Proceeds allocated to public warrants	(4,557,833)
Less: Class A ordinary share issuance costs	(11,968,968)
Add: Accretion of carrying value to redemption value	23,210,293
Class A ordinary shares subject to possible redemption December 31, 2025	248,183,492
Add: Accretion of carrying value to redemption value	2,091,474
Class A ordinary shares subject to possible redemption March 31, 2026	$250,274,966

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 24,150,000 units at a purchase price of $10.00 per unit. Each Public Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per full share, subject to adjustment (see Note 8).

Effective June 9, 2025, holders of the Company’s Units may elect to separately trade the Class A ordinary shares and Public Warrants included in the Units.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company, in a private placement, sold 3,821,591 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

On July 30, 2024, the Sponsor received 9,583,333 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a payment of $25,000 to a vendor. On March 13, 2025, the Sponsor returned to the Company, at no cost, an aggregate of 3,740,591 Founder Shares, which the Company cancelled. Shares and associated accounts have been retroactively restated to reflect the surrender of 3,740,591 Class B ordinary shares to the Company for no consideration on March 13, 2025. On May 14, 2025 the Company issued an additional 1,168,548 Class B ordinary shares to the Sponsor for no consideration, resulting in the Sponsor owning 7,011,288 Class B ordinary shares as of May 14, 2025. Shares and associated accounts have been retroactively restated to reflect the issuance of the additional 1,168,548 Class B ordinary shares to the Sponsor on May 14, 2025.

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

The Sponsor transferred an aggregate of 500,000 Founder Shares to the Company’s independent directors and officers prior to the completion of the Initial Public Offering. The Company has estimated the fair value of the 500,000 Founder Shares as $850,000 on the date of transfer. The transferred shares are subject to the lock-up provisions described below. As such, the Company will not recognize any expense until the Initial Business Combination is probable. The Sponsor may transfer up to an additional 200,000 Founder Shares to certain advisors after the completion of the Initial Public Offering and prior to the closing of the Company’s Initial Business Combination.

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $25,000 for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2026, the Company incurred general and administrative services expenses of $75,000, which are included in formation and operating expenses on the statements of operations. As of March 31, 2026 and December 31, 2025, the Company owed the Sponsor $21,460 and $8,000, respectively, under the agreement, which is included in accrued expenses on the unaudited condensed balance sheets.

Financial and Accounting Services

On July 26, 2024, the Company entered into an agreement (the “Brio Agreement”) with Brio Financial Group (“Brio Financial”), pursuant to which Brio Financial will provide certain financial and accounting services to the Company Under the Brio Agreement, the Company agreed to pay Brio Financial a fixed monthly rate of $2,000 for recurring services, which commenced in September 2024. Additionally, the Company agreed to pay a fixed monthly rate of $6,000 for Chief Financial Officer services provided by Ian Rhodes. Pursuant to the terms of the Brio Agreement, Mr. Rhodes will be compensated for travel and other out-of-pocket costs and will be entitled to indemnification and director and officer insurance. Either the Company or Brio Financial may terminate the Brio Agreement at any time, for any reason, within 10 days of written notice to the other party. Mr. Rhodes is a Director at Brio Financial but otherwise does not hold any ownership interest in Brio Financial.

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred costs of $24,000 and $0, respectively, As of March 31, 2026 and December 31, 2025 the Company owed Brio Financial $40,000 and $16,000, respectively, under the Brio Agreement, which is included in accrued expenses on the unaudited condensed balance sheets.

Due from Sponsor

The Company made certain payments on behalf of the Sponsor. As of March 31, 2026 and December 31, 2025, the Sponsor owed the Company $0 and $4,540, respectively.

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

NOTE 6 — CONVERTIBLE NOTE

On July 24, 2025, the Company issued a convertible promissory note (the “Convertible Note”) in the principal amount of $250,000 with an interest rate of 0% to an investor of the Company. The principal balance is payable by the Company upon the earlier of: (i) the date of the consummation of the Initial Business Combination and (ii) the date that the winding up of the Company is effective. Any principal amounts outstanding under the Convertible Note may be converted into a number of units of the Company, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00; provided, however, that the Convertible Note shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Convertible Note will be identical to the Public Units that were sold in the Initial Public Offering. As of March 31, 2026 and December 31, 2025, there was $250,000 outstanding under the Convertible Note.

On January 26, 2026, the Company issued a convertible promissory note (the “Second Convertible Note”) in the principal amount of $80,000 with an interest rate of 0% to an investor of the Company. The principal balance is payable by the Company upon the earlier of: (i) the date of the consummation of the Initial Business Combination and (ii) the date that the winding up of the Company is effective. Any principal amounts outstanding under the Second Convertible Note may be converted into a number of units of the Company, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00; provided, however, that the Second Convertible Note shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Second Convertible Note will be identical to the Public Units that were sold in the Initial Public Offering. As of March 31, 2026 and December 31, 2025, there was $80,000 and $0, respectively outstanding under the Second Convertible Note.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any ordinary shares issuable upon the exercise of the Private Placement Warrants or issued upon conversion of the Working Capital Convertible Note or Working Capital Loans and upon conversion of the Founder Shares will be entitled to registration rights pursuant to a registration rights agreement signed prior to the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Service Providers Fees

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the Initial Business Combination. The amount as of March 31, 2026 and December 31, 2025, was $1,731,590 and $1,680,435, respectively.

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 24,150,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 7,011,288 Class B ordinary shares issued and outstanding.

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

NOTE 9 — WARRANTS

There were 15,896,591 warrants outstanding as of March 31, 2026 and December 31, 2025, including 12,075,000 Public Warrants and 3,821,591 Private Placement Warrants. There were no warrants outstanding as of December 31, 2024. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Public Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of Warrants When the Price per Class A ordinary share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder;

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganization, recapitalizations and the like); and

●	for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

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

NOTE 10 — SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker in deciding how to allocate resources and assess performance.

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

	As of March 31, 2026	As of December 31, 2025
Cash	$10,977	$4,031
Due from Sponsor	-	4,540
Prepaid expenses	332,849	419,562
Cash held in Trust	250,274,966	248,183,492
Total Assets	$250,618,792	$248,611,625

All other segment items included in net income (loss) are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 11 — FAIR VALUE MEASUREMENTS

The fair value of the cash held in trust is measured under Level 1 in the fair value hierarchy.

The fair value of the Public and Private Warrants is measured under Level 3 in the fair value hierarchy as of May 16, 2025. The fair value of Public Warrants was determined using Black-Scholes Model. The expected term of the warrant is based on the actual term of the warrant in the event of a successful business combination. The probability of an initial business combination is based on historical data from SPACs that have successfully completed an IPO and then gone on to complete a business combination. The volatility is based on historical volatility of comparable publicly traded SPACs.

The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance.

The market assumptions used to determine fair value were as follows:

As of May 16, 2025
Term	5.0 years
Dividends	$0
Risk-free Rate	4.06%
Probability of an Initial Business Combination	45%
Volatility	6.0%

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 13, 2026 the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events other than the below that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 24, 2026, the Company issued two convertible promissory notes (the “April Convertible Notes”) in the principal amount of $150,000 each (aggregate of $300,000) with an interest rate of 8%. The principal balance is payable by the Company upon the earlier of: (i) the date of the consummation of the Initial Business Combination and (ii) the date that the winding up of the Company is effective. Any principal amounts outstanding under the Convertible Note may be converted into a number of units of the Company, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $3.00; provided, however, that the Convertible Note shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Convertible Note will be identical to the Public Units that were sold in the Initial Public Offering.

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2025 filed with the SEC on March 13, 2026. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 2, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,808,560, which consisted primarily of investment income earned on the cash held in the Trust Account of $2,091,474 partially offset by formation and operating expenses of $282,914.

Investor Convertible Note

On July 24, 2025 and January 26, 2026, we were loaned $250,000 and $80,000, respectively, by certain investors pursuant to non-interest bearing convertible promissory notes (the “Investor Convertible Notes”). The maturity date of the Investor Convertible Notes is the earlier of (i) the date on which we consummate an Initial Business Combination and (ii) the date that the Company’s winding up becomes effective. Any principal amounts outstanding under the Investor Convertible Notes may be converted into a number of units, each unit consisting of one of our Class A ordinary shares and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00; provided, however, that the Investor Convertible Notes shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Investor Convertible Notes will be identical to the Public Units that were sold in the Initial Public Offering.

Going Concern Consideration

As of March 31, 2026, the Company has cash of $10,977 and working capital of $236,274. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account of $10,977 will not be sufficient to allow the Company to operate in the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 3,821,591 warrants (the “Private Placement Warrants”) to the Sponsor and the underwriters at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3,821,591 (the “Private Placement”). The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering.

Following the closing of the Initial Public Offering and the Private Placement, a total of $242,103,750 was placed in the Trust Account. We incurred $12,213,743 of transaction costs, consisting of $1,207,500 of cash underwriting fee, $8,452,500 of deferred underwriting fee, and $2,553,743 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $(77,594). Net income of $1,808,460 was affected by interest earned on cash held in the Trust Account of $(2,091,474), and net change in operating assets and liabilities of $205,420.

For the three months ended March 31, 2026, cash provided by investing activities was $4,540, which is the amount required to be deposited into the Trust from the Initial Public Offering and Private Placement.

For the three months ended March 31, 2026, cash provided by financing activities was $80,000, which is the proceeds from the issuance of a convertible note.

As of March 31, 2026, we had cash held in the Trust Account of $250,274,966. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $10,977 in our operating bank account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Except for the Investor Convertible Notes, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we had the following critical accounting estimates: fair value of public and private warrants and fair value of shares transferred to directors.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in our Annual Report on Form 10-K filed with the SEC on March 13, 2026, which could materially affect our business, financial condition, or future results.

The notes to our financial statements contain an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

At March 31, 2026, we had cash of $10,977 and working capital of $236,274. Further, we expect to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

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

On May 16, 2025, the Company consummated the Initial Public Offering of 24,150,000 Units at $10.00 per Unit, generating gross proceeds of $241,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 3,821,951 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3,821,591. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering.

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

On July 24, 2025 and January 26, 2026, we were loaned $250,000 and $80,000, respectively, by certain investors pursuant the Investor Convertible Notes. The maturity date of the Investor Convertible Notes is the earlier of (i) the date on which we consummate an Initial Business Combination and (ii) the date that the Company’s winding up becomes effective. Any principal amounts outstanding under the Investor Convertible Notes may be converted into a number of units, each unit consisting of one of our Class A ordinary shares and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00; provided, however, that the Investor Convertible Notes shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Investor Convertible Notes will be identical to the Public Units that were sold in the Initial Public Offering. The proceeds from the Investor Convertible Notes will be used for general corporate purposes.

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

RENATUS TACTICAL ACQUISITION CORP I

Date: May 13, 2026	By:	/s/ Eric Swider
	Name:	Eric Swider
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)