Form 10-Q
period 2026-06-30
Renatus Tactical Acquisition Corp I
filed 2026-08-14
CIK 2035173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 24,150,000 Class A ordinary shares, $0.0001 par value and 7,011,288 Class B ordinary shares, $0.0001 par value, issued and outstanding.

RENATUS TACTICAL ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RENATUS TACTICAL ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$477	$4,031
Due from Sponsor	-	4,540
Prepaid expenses	273,516	419,562
Total Current Assets	273,993	428,133
Cash held in Trust	252,380,649	248,183,492
Total Assets	$252,654,642	$248,611,625

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$94,550	$40,100
Total Current Liabilities	94,550	40,100
Non-Current Liabilities:
Accrued expenses	1,761,140	1,680,435
Convertible notes	630,000	250,000
Deferred underwriting fee	8,452,500	8,452,500
Total Non-Current Liabilities	10,843,640	10,382,935
Total Liabilities	10,938,190	10,423,035

Commitments and contingencies (Note 7)

Class A ordinary shares, $0.0001 par value; 24,150,000 shares subject to possible redemption at $10.45 and $10.28 per share as of June 30, 2026 and December 31, 2025, respectively	252,380,649	248,183,492

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 7,011,288 shares issued and outstanding	701	701
Additional paid-in capital	-	-
Accumulated deficit	(10,664,898)	(9,995,603)
Total Shareholders’ Deficit	(10,664,197)	(9,994,902)
Total Liabilities and Shareholders’ Deficit	$252,654,642	$248,611,625

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Formation and operating expenses	$386,381	$445,972	$669,295	$445,972
TOTAL EXPENSES	386,381	445,972	669,295	445,972

OTHER INCOME
Income earned on cash held in Trust Account	2,105,683	1,240,806	4,197,157	1,240,806
TOTAL OTHER INCOME	2,105,683	1,240,806	4,197,157	1,240,806

Net Income	$1,719,302	$794,834	$3,527,862	$794,834

Weighted average of redeemable shares outstanding basic and diluted	24,150,000	12,207,692	24,150,000	6,137,569
Basic and diluted net income per ordinary share	$0.07	$0.08	$0.15	$0.17
Weighted average of non-redeemable shares outstanding basic and diluted(1)(2)	7,011,288	7,011,288	7,011,288	7,011,288
Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

(1)	For the three and six months ended June 30, 2025, excludes an aggregate of up to 914,514 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option (see Note 5).

(2)	For the three and six months ended June 30, 2025, shares and associated accounts have been retroactively restated to reflect the surrender of 3,740,591 Class B ordinary shares to the Company for no consideration on March 13, 2025 and the issuance of an additional 1,168,548 Class B ordinary shares to the Sponsor for no consideration on May 14, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2024 (1)(2)	7,011,288	$701	$24,299	$-	$25,000
Net loss	-	-	-	-	-
Balance, March 31, 2025	7,011,288	$701	$24,299	$-	$25,000
Private Warrants, proceeds	-	-	3,821,591	-	3,821,591
Public warrants, fair value			4,557,833		4,557,833
Offering costs			(244,775)		(244,775)
Remeasurement			(18,371,357)		(18,371,357)
Reclassification of negative Additional Paid-In Capital			10,212,409	(10,212,409)	-
Net Income			-	794,834	794,834
Balance, June 30, 2025	7,011,288	$701	$-	$(9,417,575)	$(9,416,874)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2025	7,011,288	$701	$-	$(9,995,603)	$(9,994,902)
Net income				1,808,560	1,808,560
Remeasurement				(2,091,474)	(2,091,474)
Balance, March 31, 2026	7,011,288	$701	$-	$(10,278,517)	$(10,277,816)
Net income				1,719,302	1,719,302
Remeasurement				(2,105,683)	(2,105,683)
Balance, June 30, 2026	7,011,288	$701	$-	$(10,664,898)	(10,664,197)

(1)	Includes an aggregate of up to 914,514 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option (see Note 5).

(2)	Shares and associated accounts have been retroactively restated to reflect the surrender of 3,740,591 Class B ordinary shares to the Company for no consideration on March 13, 2025 and the issuance of an additional 1,168,548 Class B ordinary shares to the Sponsor for no consideration on May 14, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net income	$3,527,862	$794,834
Interest earned on cash held in Trust Account	(4,197,157)	(1,240,806)
Changes in assets/liabilities to reconcile net income to net cash used in operating activities:
Deferred offering costs	-	597,798
Deferred insurance and other expenses	-	(590,077)
Prepaid expenses	146,046	-
Accrued expenses	135,155	26,361
Net Cash Used in Operating Activities	(388,094)	(411,890)

Cash Flows from Investing Activities:
Proceeds from repayment of Due From Sponsor	4,540	-
Cash deposited into Trust	-	(242,103,750)
Net Cash Used in Investing Activities	4,540	(242,103,750)

Cash Flows from Financing Activities:
Proceeds from Convertible Note	380,000	-
Due From Sponsor	-	(44,648)
Proceeds from issuance of Class A ordinary shares	-	241,500,000
Proceeds from private placement	-	3,821,591
Payment of offering costs	-	(2,192,237)
Net Cash Provided by Financing Activities	380,000	243,084,706

Net change in cash	(3,554)	569,066
Cash at beginning of period	4,031	-
Cash at end of period	$477	$569,066

Supplemental Schedule of Non-Cash Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$4,197,157	$18,371,357

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 2, 2024 (inception) through June 30, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and search for a Business Combination opportunity, which are described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On May 16, 2025, the Company consummated its Initial Public Offering of 24,150,000 units (the “Public Units” and, with respect to the Class A ordinary shares and public warrants included in the Public Units, the “Public Shares” and “Public Warrants”, respectively), including 3,150,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. The Public Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $241,500,000 (the “Public Proceeds”).

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

Going Concern

As of June 30, 2026, the Company has cash of $477 and working capital of $179,443. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account of $477 will not be sufficient to allow the Company to operate in the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of June 30, 2026 and December 31, 2025 there were no deferred offering costs.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the Ordinary Shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value. The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering and Private Placement or the potential dilution from the convertible note since their exercise, or conversions, is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended
	June 30, 2026
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$2,105,683	$-
Less: Allocation of expenses	(299,445)	(86,936)
Total	$1,806,238	$(86,936)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	24,150,000	7,011,288
Basic and diluted net income (loss) per ordinary share	$0.07	$(0.01)

	Three Months Ended
	June 30, 2025
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$1,240,806	$-
Less: Allocation of expenses	(283,424)	(162,548)
Total	$957,382	$(162,548)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	12,207,692	7,011,288
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.02)

	Six Months Ended
	June 30, 2026
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$4,197,157	$-
Less: Allocation of expenses	(518,704)	(150,591)
Total	$3,678,453	$(150,591)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	24,150,000	7,011,288
Basic and diluted net income (loss) per ordinary share	$0.15	$(0.02)

	Six Months Ended
	June 30, 2025
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$1,240,806	$-
Less: Allocation of expenses	(208,327)	(237,645)
Total	$1,032,479	$(237,645)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	6,137,569	7,011,288
Basic and diluted net income (loss) per ordinary share	$0.17	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of June 30, 2026 and December 31, 2025, the cash held did not exceed the FDIC limit. As of June 30, 2026 and December 31, 2025, the cash held in the trust in excess of the SIPC limit was $252,130,649 and $247,933,492, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $252,380,649 and $248,183,492, respectively, in cash held in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability; in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less: Proceeds allocated to public warrants	(4,557,833)
Less: Class A ordinary share issuance costs	(11,968,968)
Add: Accretion of carrying value to redemption value	23,210,293
Class A ordinary shares subject to possible redemption December 31, 2025	248,183,492
Add: Accretion of carrying value to redemption value	2,091,474
Class A ordinary shares subject to possible redemption March 31, 2026	250,274,966
Add: Accretion of carrying value to redemption value	2,105,683
Class A ordinary shares subject to possible redemption June 30, 2026	$252,380,649

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $25,000 for office space, utilities and secretarial and administrative support. Effective in March 2026, the fee increased to $26,000 a month. For the three and six months ended June 30, 2026, the Company incurred general and administrative services expenses of $78,000 and $154,000 which are included in formation and operating expenses on the unaudited condensed statements of operations. As of June 30, 2026 and December 31, 2025, the Company owed the Sponsor $0 and $8,000, respectively, under the agreement, which is included in accrued expenses on the unaudited condensed balance sheets.

Financial and Accounting Services

On July 26, 2024, the Company entered into an agreement (the “Brio Agreement”) with Brio Financial Group (“Brio Financial”), pursuant to which Brio Financial will provide certain financial and accounting services to the Company. Under the Brio Agreement, the Company agreed to pay Brio Financial a fixed monthly rate of $2,000 for recurring services, which commenced in September 2024. Additionally, the Company agreed to pay a fixed monthly rate of $6,000 for Chief Financial Officer services provided by Ian Rhodes. Pursuant to the terms of the Brio Agreement, Mr. Rhodes will be compensated for travel and other out-of-pocket costs and will be entitled to indemnification and director and officer insurance. Either the Company or Brio Financial may terminate the Brio Agreement at any time, for any reason, within 10 days of written notice to the other party. Mr. Rhodes is a Director at Brio Financial but otherwise does not hold any ownership interest in Brio Financial.

For the three months ended June 30, 2026 and June 30, 2025, the Company incurred costs of $24,000 and $24,000, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred costs of $48,000 and $48,000. As of June 30, 2026 and December 31, 2025, the Company owed Brio Financial $8,000 and $16,000, respectively, under the Brio Agreement, which is included in accrued expenses on the unaudited condensed balance sheets.

Due from Sponsor

The Company made certain payments on behalf of the Sponsor. As of June 30, 2026 and December 31, 2025, the Sponsor owed the Company $0 and $4,540, respectively.

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

NOTE 6 — CONVERTIBLE NOTES

On July 24, 2025, the Company issued a convertible promissory note (the “Convertible Note”) in the principal amount of $250,000 with an interest rate of 0% to an investor of the Company. The principal balance is payable by the Company upon the earlier of: (i) the date of the consummation of the Initial Business Combination and (ii) the date that the winding up of the Company is effective. Any principal amounts outstanding under the Convertible Note may be converted into a number of units of the Company, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00; provided, however, that the Convertible Note shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Convertible Note will be identical to the Public Units that were sold in the Initial Public Offering. As of June 30, 2026 and December 31, 2025, there was $250,000 outstanding under the Convertible Note.

On January 26, 2026, the Company issued a convertible promissory note (the “Second Convertible Note”) in the principal amount of $80,000 with an interest rate of 0% to an investor of the Company. The principal balance is payable by the Company upon the earlier of: (i) the date of the consummation of the Initial Business Combination and (ii) the date that the winding up of the Company is effective. Any principal amounts outstanding under the Second Convertible Note may be converted into a number of units of the Company, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00; provided, however, that the Second Convertible Note shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Second Convertible Note will be identical to the Public Units that were sold in the Initial Public Offering. As of June 30, 2026 and December 31, 2025, there was $80,000 and $0, respectively outstanding under the Second Convertible Note.

On April 24, 2026, the Company issued two convertible promissory notes (the “April Convertible Notes”) in the principal amount of $150,000 each (aggregate of $300,000) with an interest rate of 8%. The principal balances are payable by the Company upon the earlier of: (i) the date of the consummation of the Initial Business Combination and (ii) the date that the winding up of the Company is effective. Any principal amounts outstanding under the Convertible Notes may be converted into a number of units of the Company, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $3.00; provided, however, that the Convertible Notes shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Convertible Notes will be identical to the Public Units that were sold in the Initial Public Offering. As of June 30, 2026 and December 31, 2025, there was $300,000 and $0, respectively outstanding under the Second Convertible Notes.

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

Service Providers Fees

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the Initial Business Combination. The amount as of June 30, 2026 and December 31, 2025, was $1,761,140 and $1,680,435, respectively.

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 24,150,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 7,011,288 Class B ordinary shares issued and outstanding.

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

NOTE 9 — WARRANTS

There were 15,896,591 warrants outstanding as of June 30, 2026 and December 31, 2025, including 12,075,000 Public Warrants and 3,821,591 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Public Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

	As of June 30, 2026	As of December 31, 2025
Cash	$477	$4,031
Due from Sponsor	-	4,540
Prepaid expenses	273,516	419,562
Cash held in Trust	252,380,649	248,183,492
Total Assets	$252,654,642	$248,611,625

All other segment items included in net income (loss) are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 11 — FAIR VALUE MEASUREMENTS

The fair value of the cash held in trust is measured under Level 1 in the fair value hierarchy.

The fair value of the Public and Private Warrants is measured under Level 3 in the fair value hierarchy as of May 16, 2025. The fair value of Public Warrants was determined using the Black-Scholes Model. The expected term of the warrant is based on the actual term of the warrant in the event of a successful business combination. The probability of an initial business combination is based on historical data from SPACs that have successfully completed an IPO and then gone on to complete a business combination. The volatility is based on historical volatility of comparable publicly traded SPACs.

The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance.

The market assumptions used to determine fair value were as follows:

As of May 16, 2025
Term	5.0 years
Dividends	$0
Risk-free Rate	4.06%
Probability of an Initial Business Combination	45%
Volatility	6.0%

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 14, 2026 the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 2, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2026, we had net income of $1,719,302 and $3,527,862, respectively, which consisted primarily of investment income earned on the cash held in the Trust Account of $2,105,683 and $4,197,157 partially offset by formation and operating expenses of $386,381 and $669,295, respectively.

Going Concern Consideration

As of June 30, 2026, the Company has cash of $477 and working capital of $179,443. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account of $477 will not be sufficient to allow the Company to operate in the next twelve months. Additionally, the Company has until May 16, 2027, to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. The Company has no approved plan in place to extend the business combination deadline beyond May 16, 2027. Management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the six months ended June 30, 2026, cash used in operating activities was $388,094. Net income of $3,527,862 was affected by interest earned on cash held in the Trust Account of $4,197,157, and net change in operating assets and liabilities of $281,201.

For the six months ended June 30, 2026, cash provided by financing activities was $380,000, which is primarily the proceeds from the issuance of convertible notes.

As of June 30, 2026, we had cash held in the Trust Account of $252,380,649. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $477 in our operating bank account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Except for the Convertible Notes, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we had the following critical accounting estimates: fair value of public and private warrants and fair value of shares transferred to directors.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2026, we had cash of $477 and working capital of $179,443. Further, we expect to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 30, 2024, the Sponsor subscribed for 9,583,333 founder shares for a total subscription price of $25,000 and fully paid for those shares. On March 13, 2025, Sponsor surrendered for cancellation 3,740,591 founder shares held by it for no consideration. On May 14, 2025, the Company issued an additional 1,168,548 Class B ordinary shares to the Sponsor for no consideration, resulting in the Sponsor owning 7,011,288 Class B ordinary shares as of May 14, 2025. Accordingly, Sponsor’s initial investment in us of $25,000 resulted in an effective purchase price of $0.004 per share for the 7,011,288 founder shares held by it (up to 914,514 of which were subject to forfeiture by Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised). The underwriters fully exercised the over-allotment option as of May 16, 2025. The foregoing issuance of securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On July 24, 2025, January 26, 2026, and April 24, 2026, we were loaned $250,000, $80,000, and $300,000, respectively, by certain investors pursuant to the Investor Convertible Notes. The maturity date of the Investor Convertible Notes is the earlier of (i) the date on which we consummate an Initial Business Combination and (ii) the date that the Company’s winding up becomes effective. Any principal amounts outstanding under the Investor Convertible Notes may be converted into a number of units, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00 with respect to the Investor Convertible Notes issued on July 24, 2025 and January 26, 2026, and $3.00 with respect to the Investor Convertible Note issued on April 24, 2026; provided, however, that the Investor Convertible Notes shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Investor Convertible Notes will be identical to the Public Units that were sold in the Initial Public Offering. The proceeds from the Investor Convertible Notes will be used for general corporate purposes.

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

RENATUS TACTICAL ACQUISITION CORP I

Date: August 14, 2026	By:	/s/ Eric Swider
	Name:	Eric Swider
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)