Form 10-Q
period 2026-09-30
Renatus Tactical Acquisition Corp I
filed 2026-11-13
CIK 2035173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 24,150,000 Class A ordinary shares, $0.0001 par value and 7,011,288 Class B ordinary shares, $0.0001 par value, issued and outstanding.

RENATUS TACTICAL ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and September 30, 2025	2
Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2026 and September 30, 2025	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and September 30, 2025	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Signatures	30

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RENATUS TACTICAL ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$81,004	$4,031
Due from Sponsor	-	4,540
Prepaid expenses	224,372	419,562
Total Current Assets	305,376	428,133
Cash held in Trust	254,559,323	248,183,492
Total Assets	$254,864,699	$248,611,625

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$87,005	$40,100
Total Current Liabilities	87,005	40,100
Non-Current Liabilities:
Accrued expenses	1,761,140	1,680,435
Convertible notes	880,000	250,000
Deferred underwriting fee	8,452,500	8,452,500
Total Non-Current Liabilities	11,093,640	10,382,935
Total Liabilities	11,180,645	10,423,035

Commitments and contingencies (Note 7)

Class A ordinary shares, $0.0001 par value; 24,150,000 shares subject to possible redemption at $10.54 and $10.28 per share as of September 30, 2026 and December 31, 2025, respectively	254,559,323	248,183,492

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 7,011,288 shares issued and outstanding	701	701
Additional paid-in capital	-	-
Accumulated deficit	(10,875,970)	(9,995,603)
Total Shareholders’ Deficit	(10,875,269)	(9,994,902)
Total Liabilities and Shareholders’ Deficit	$254,864,699	$248,611,625

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Formation and operating expenses	$200,617	$337,479	$869,912	$783,450
TOTAL EXPENSES	200,617	337,479	869,912	783,450

OTHER INCOME (EXPENSE)
Interest expense	(10,455)	-	(10,455)	-
Income earned on cash held in Trust Account	2,178,674	2,512,269	6,375,831	3,753,075
Income earned on cash held in operating account	-	1,874	-	1,873
TOTAL OTHER INCOME (EXPENSE)	2,168,219	2,514,143	6,365,376	3,754,948

Net Income	$1,967,602	$2,176,664	$5,495,464	$2,971,498

Weighted average of redeemable shares outstanding basic and diluted	24,150,000	24,150,000	24,150,000	12,252,574
Basic and diluted net income per ordinary share	$0.08	$0.09	$0.24	$0.27
Weighted average of non-redeemable shares outstanding basic and diluted	7,011,288	7,011,288	7,011,288	7,011,288
Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2024 (1)(2)	7,011,288	$701	$24,299	$-	$25,000
Net loss	-	-	-	-	-
Balance, March 31, 2025	7,011,288	701	24,299	-	25,000
Private Warrants, proceeds	-	-	3,821,591	-	3,821,591
Public warrants, fair value	-		4,557,833	-	4,557,833
Offering costs	-	-	(244,775)	-	(244,775)
Remeasurement	-	-	(18,371,357)	-	(18,371,357)
Reclassification of negative Additional Paid-In Capital	-	-	10,212,409	(10,212,409)	-
Net Income	-	-	-	794,834	794,834
Balance, June 30, 2025	7,011,288	701	-	(9,417,575)	(9,416,874)
Remeasurement	-	-	-	(2,512,269)	(2,512,269)
Net Income	-	-	-	2,176,664	2,176,664
Balance, September 30, 2025	7,011,288	$701	$-	$(9,753,180)	$(9,752,479)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2025	7,011,288	$701	$-	$(9,995,603)	$(9,994,902)
Net income	-	-	-	1,808,560	1,808,560
Remeasurement	-	-	-	(2,091,474)	(2,091,474)
Balance, March 31, 2026	7,011,288	701	-	(10,278,517)	(10,277,816)
Net income	-	-	-	1,719,302	1,719,302
Remeasurement	-	-	-	(2,105,683)	(2,105,683)
Balance, June 30, 2026	7,011,288	701	-	(10,664,898)	(10,664,197)
Net income	-	-	-	1,967,602	1,967,602
Remeasurement	-	-	-	(2,178,674)	(2,178,674)
Balance, September 30, 2026	7,011,288	$701	$-	$(10,875,970)	$(10,875,269)

(1)	Includes an aggregate of up to 914,514 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). No Class B ordinary shares were forfeited as the underwriters fully exercised the over-allotment option (see Note 5).

(2)	Shares and associated accounts have been retroactively restated to reflect the surrender of 3,740,591 Class B ordinary shares to the Company for no consideration on March 13, 2025 and the issuance of an additional 1,168,548 Class B ordinary shares to the Sponsor for no consideration on May 14, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

RENATUS TACTICAL ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash Flows from Operating Activities:
Net income	$5,495,464	$2,971,498
Interest earned on cash held in Trust Account	(6,375,831)	(3,753,075)
Changes in assets/liabilities to reconcile net income to net cash used in operating activities:
Related party payable	-	40,108
Prepaid expenses	195,190	(482,843)
Accrued expenses	127,610	(507,081)
Net Cash Used in Operating Activities	(557,567)	(1,731,393)

Cash Flows from Investing Activities:
Proceeds from repayment of Due From Sponsor	4,540	-
Cash deposited into Trust	-	(242,103,750)
Net Cash Provided by (Used in) Investing Activities	4,540	(242,103,750)

Cash Flows from Financing Activities:
Proceeds from Convertible Note	630,000	250,000
Due From Sponsor	-	(44,648)
Proceeds from issuance of Class A ordinary shares	-	241,500,000
Proceeds from private placement	-	3,821,591
Payment of offering costs	-	(1,594,438)
Net Cash Provided by Financing Activities	630,000	243,932,505

Net change in cash	76,973	97,362
Cash at beginning of period	4,031	-
Cash at end of period	$81,004	$97,362

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$6,375,831	$20,883,626
Offering costs charged to additional paid-in capital included in deferred underwriting fee	$-	$8,452,500
Offering costs charged to additional paid-in capital included in accrued expenses	$-	$1,569,006

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

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination; however, it intends to focus its search on high potential businesses based in the United States. The Company is an early-stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 2, 2024 (inception) through September 30, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and search for a Business Combination opportunity, which are described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and Permitted Withdrawals on the interest income earned on the funds held in the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.025 per unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”). The funds held in the Trust Account will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts as a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.025 per Public Share, plus any pro rata interest then in the Trust Account), net of taxes payable for the Company’s franchise and income taxes (“Permitted Withdrawals”). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires a resolution be passed by a majority of the holders of the Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and the Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) who, being entitled to do so, vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Second Amended and Restated Memorandum and Articles of Association (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination and waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. The Sponsor and the Company’s officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve a Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholder’s rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination within 24 months from the closing of the Initial Public Offering (or up to 30 months from the closing of the Initial Public Offering if the Company’s board of directors elects to extend, by resolution, the period of time to consummate a Business Combination by two three-month increments, subject to the Company depositing into the Trust Account $2,415,000 ($0.10 per Public Share) for each three-month extension) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay the Permitted Withdrawals, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares held by it if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per unit ($10.025).

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

Going Concern

As of September 30, 2026, the Company has cash of $81,004 and working capital of $218,371. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account of $81,004 will not be sufficient to allow the Company to operate in the next twelve months. In addition, the Company has until May 16, 2027 (or up to November 16, 2027 if the Company’s board of directors extends the Combination Period as described above, which would require deposits into the Trust Account) to consummate a Business Combination. If a Business Combination is not consummated by such date, the Company will cease all operations except for the purpose of winding up. The mandatory liquidation date is within twelve months of the date these unaudited condensed financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.

The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of September 30, 2026 and December 31, 2025 there were no deferred offering costs.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Expenses are shared pro rata to the Ordinary Shares. Interest income is fully allocated to the shares subject to possible redemption. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value. The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering and Private Placement or the potential dilution from the convertible notes since their exercise, or conversions, is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share. As of September 30, 2026, potentially dilutive securities excluded from the computation consisted of 15,896,591 warrants and up to 308,857 units (comprising 308,857 Class A ordinary shares and 154,428 warrants) issuable upon conversion of the Investor Convertible Notes, plus Class A ordinary shares issuable upon any conversion of amounts outstanding under the Working Capital Convertible Note.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended
	September 30, 2026
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$2,178,674	$-
Less: Allocation of expenses	(163,581)	(47,491)
Total	$2,015,093	$(47,491)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	24,150,000	7,011,288
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.01)

	Three Months Ended
	September 30, 2025
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$2,514,143	$-
Less: Allocation of expenses	(261,546)	(75,933)
Total	$2,252,597	$(75,933)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	24,150,000	7,011,288
Basic and diluted net income (loss) per ordinary share	$0.09	$(0.01)

	Nine Months Ended
	September 30, 2026
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$6,375,831	$-
Less: Allocation of expenses	(682,284)	(198,083)
Total	$5,693,547	$(198,083)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	24,150,000	7,011,288
Basic and diluted net income (loss) per ordinary share	$0.24	$(0.03)

	Nine Months Ended
	September 30, 2025
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$3,754,948	$-
Less: Allocation of expenses	(498,305)	(285,145)
Total	$3,256,643	$(285,145)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average ordinary shares outstanding	12,252,574	7,011,288
Basic and diluted net income (loss) per ordinary share	$0.27	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the FIDC limit. As of September 30, 2026 and December 31, 2025, the cash held did not exceed the FDIC limit. As of September 30, 2026 and December 31, 2025, the cash held in the trust in excess of the FDIC limit was $254,309,323 and $247,933,492, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash Held in Trust Account

As of September 30, 2026 and December 31, 2025, the Company had $254,559,323 and $248,183,492, respectively, in cash held in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Convertible Notes

The Company accounts for its convertible promissory notes in accordance with ASC 470-20, “Debt with Conversion and Other Options,” and evaluates the embedded conversion features under ASC 815-15 to determine whether they require bifurcation. The conversion features of the convertible notes are exercisable only upon, and subject to, the closing of an Initial Business Combination. The Company has determined that the conversion features do not require bifurcation. Accordingly, the convertible notes are carried at their principal amount.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less: Proceeds allocated to public warrants	(4,557,833)
Less: Class A ordinary share issuance costs	(11,968,968)
Add: Accretion of carrying value to redemption value	23,210,293
Class A ordinary shares subject to possible redemption December 31, 2025	248,183,492
Add: Accretion of carrying value to redemption value	2,091,474
Class A ordinary shares subject to possible redemption March 31, 2026	250,274,966
Add: Accretion of carrying value to redemption value	2,105,683
Class A ordinary shares subject to possible redemption June 30, 2026	252,380,649
Add: Accretion of carrying value to redemption value	2,178,674
Class A ordinary shares subject to possible redemption September 30, 2026	$254,559,323

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 24,150,000 units at a purchase price of $10.00 per unit. Each Public Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per full share, subject to adjustment (see Note 9).

Effective June 9, 2025, holders of the Company’s Units may elect to separately trade the Class A ordinary shares and Public Warrants included in the Units.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company, in a private placement, sold 3,821,591 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

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

Institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor) (the “non-Sponsor investors”), accredited investors, and certain directors of the Company purchased 1,545,376 Founder Shares from the Sponsor for an aggregate purchase price of $3,800,032. The Sponsor purchased 3,821,591 Private Placement Warrants at a price of $1.00 per warrant ($3,821,591 in the aggregate) in the Private Placement that closed simultaneously with the closing of the Initial Public Offering. As additional consideration to induce certain of the Company’s directors and the non-Sponsor investors to purchase Founder Shares from the Sponsor, the Company issued an aggregate of 772,688 of the 3,821,591 Private Placement Warrants to such non-Sponsor investors upon the consummation of the Private Placement, at no additional cost to such non-Sponsor investors.

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

On July 21, 2026, in connection with the appointment of Lauren Selig to the Company’s board of directors, the Sponsor agreed to transfer 50,000 Founder Shares to Ms. Selig as compensation for her services as a director. The Company estimated the grant-date fair value of such shares to be $85,000. Consistent with the Founder Shares described above, the Company will not recognize compensation expense until the Initial Business Combination is probable.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell 90% of the Founder Shares until the earlier to occur of: (A) six months after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property; provided that, for the avoidance of doubt, 10% of the Founder Shares shall not be subject to such restrictions (such date on which the Founder Shares are no longer subject to restriction, the “Lock-up Expiration Date”).

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $25,000 for office space, utilities and secretarial and administrative support. Effective in March 2026, the fee increased to $26,000 a month. For the three and nine months ended September 30, 2026, the Company incurred general and administrative services expenses of $78,000 and $232,000, respectively, and $75,000 and $125,000 for the three and nine months ended September 30, 2025, respectively, which are included in formation and operating expenses on the unaudited condensed statements of operations. As of September 30, 2026 and December 31, 2025, the Company owed the Sponsor $0 and $8,000, respectively, under the agreement, which is included in accrued expenses on the unaudited condensed balance sheets.

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

For the three months ended September 30, 2026 and September 30, 2025, the Company incurred costs of $24,000 and $24,000, respectively. For the nine months ended September 30, 2026 and September 30, 2025, the Company incurred costs of $72,000 and $72,000, respectively. As of September 30, 2026 and December 31, 2025, the Company owed Brio Financial $0 and $16,000, respectively, under the Brio Agreement, which is included in accrued expenses on the unaudited condensed balance sheets.

Due from Sponsor

The Company made certain payments on behalf of the Sponsor. As of September 30, 2026 and December 31, 2025, the Sponsor owed the Company $0 and $4,540, respectively.

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

NOTE 6 — CONVERTIBLE NOTES

On July 24, 2025, the Company issued a convertible promissory note (the “Convertible Note”) in the principal amount of $250,000 with an interest rate of 0% to an investor of the Company. The principal balance is payable by the Company upon the earlier of: (i) the date of the consummation of the Initial Business Combination and (ii) the date that the winding up of the Company is effective. Any principal amounts outstanding under the Convertible Note may be converted into a number of units of the Company, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00; provided, however, that the Convertible Note shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Convertible Note will be identical to the Public Units that were sold in the Initial Public Offering. As of September 30, 2026 and December 31, 2025, there was $250,000 outstanding under the Convertible Note.

On January 26, 2026, the Company issued a convertible promissory note (the “Second Convertible Note”) in the principal amount of $80,000 with an interest rate of 0% to an investor of the Company. The principal balance is payable by the Company upon the earlier of: (i) the date of the consummation of the Initial Business Combination and (ii) the date that the winding up of the Company is effective. Any principal amounts outstanding under the Second Convertible Note may be converted into a number of units of the Company, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00; provided, however, that the Second Convertible Note shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Second Convertible Note will be identical to the Public Units that were sold in the Initial Public Offering. As of September 30, 2026 and December 31, 2025, there was $80,000 and $0, respectively outstanding under the Second Convertible Note.

On April 24, 2026, the Company issued two convertible promissory notes (the “April Convertible Notes”) in the principal amount of $150,000 each (aggregate of $300,000) with an interest rate of 8%. The principal balances are payable by the Company upon the earlier of: (i) the date of the consummation of the Initial Business Combination and (ii) the date that the winding up of the Company is effective. Any principal amounts outstanding under the April Convertible Notes may be converted into a number of units of the Company, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $3.00; provided, however, that the April Convertible Notes shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the April Convertible Notes will be identical to the Public Units that were sold in the Initial Public Offering. As of September 30, 2026 and December 31, 2025, there was $300,000 and $0, respectively outstanding under the April Convertible Notes.

On September 5, 2026, the Company issued a convertible promissory note (the “September 2026 Convertible Note”) in the principal amount of $250,000 with an interest rate of 0%. The principal balances are payable by the Company upon the earlier of: (i) the date of the consummation of the Initial Business Combination and (ii) the date that the winding up of the Company is effective. Any principal amounts outstanding under the September 2026 Convertible Note may be converted into a number of units of the Company, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $1.75; provided, however, that the September 2026 Convertible Note shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the September 2026 Convertible Note will be identical to the Public Units that were sold in the Initial Public Offering. As of September 30, 2026 and December 31, 2025, there was $250,000 and $0, respectively outstanding under the September 2026 Convertible Note.

As of September 30, 2026 and December 31, 2025, the aggregate principal amount outstanding under all of the convertible notes was $880,000 and $250,000, respectively.

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

Service Providers Fees

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the Initial Business Combination. The amount as of September 30, 2026 and December 31, 2025, was $1,761,140 and $1,680,435, respectively.

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 24,150,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 7,011,288 Class B ordinary shares issued and outstanding.

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

The Founder Shares are designated as Class B ordinary shares and will automatically convert at a ratio of one-for-one into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an Initial Business Combination) at the time of the Company’s Initial Business Combination. In the case that additional Class A ordinary shares are issued or deemed issued in excess of the amounts issued in the offering and related to the closing the Initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 22.5% of the sum of all Class A ordinary shares issued and outstanding upon the completion of the offering, plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination; provided that, such conversion will never occur on a less than one-for-one basis.

NOTE 9 — WARRANTS

There were 15,896,591 warrants outstanding as of September 30, 2026 and December 31, 2025, including 12,075,000 Public Warrants and 3,821,591 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Public Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

	As of September 30, 2026	As of December 31, 2025
Cash	$81,004	$4,031
Due from Sponsor	-	4,540
Prepaid expenses	224,372	419,562
Cash held in Trust	254,559,323	248,183,492
Total Assets	$254,864,699	$248,611,625

All other segment items included in net income (loss) are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 11 — FAIR VALUE MEASUREMENTS

The fair value of the cash held in trust is measured under Level 1 in the fair value hierarchy.

The initial fair value of the Public Warrants, used to allocate the proceeds of the Initial Public Offering, was measured as of May 16, 2025 using Level 3 inputs. The Private Placement Warrants were recorded at their purchase price. The fair value of Public Warrants was determined using the Black-Scholes Model. The expected term of the warrant is based on the actual term of the warrant in the event of a successful business combination. The probability of an initial business combination is based on historical data from SPACs that have successfully completed an IPO and then gone on to complete a business combination. The volatility is based on historical volatility of comparable publicly traded SPACs.

The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance.

The market assumptions used to determine fair value were as follows:

As of May 16, 2025
Term	5.0 years
Dividends	$0
Risk-free Rate	4.06%
Probability of an Initial Business Combination	45%
Volatility	6.0%

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 13, 2026 the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Renatus Tactical Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to International SPAC Management Group I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 2, 2024 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2026, we had net income of $1,967,602 and $5,495,464, respectively, which consisted primarily of investment income earned on the cash held in the Trust Account of $2,178,674 and $6,375,831 partially offset by formation and operating expenses of $200,617 and $869,912, respectively, and interest expense of $10,455 and $10,455, respectively.

For the three and nine months ended September 30, 2025, we had net income of $2,176,664 and $2,971,498, respectively, which consisted of income earned on cash held in the Trust Account of $2,512,269 and $3,753,075 and income earned on our operating account of $1,874 and $1,873, partially offset by formation and operating expenses of $337,479 and $783,450, respectively.

Going Concern Consideration

As of September 30, 2026, the Company has cash of $81,004 and working capital of $218,371. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account of $81,004 will not be sufficient to allow the Company to operate in the next twelve months. Additionally, the Company has until May 16, 2027, to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. The Company’s board of directors may, by resolution, extend this date for up to two additional three-month periods (to as late as November 16, 2027), subject to depositing $2,415,000 into the Trust Account for each extension. The Company has no approved plan in place to extend the business combination deadline beyond May 16, 2027. Management has determined that the timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Our liquidity needs were satisfied prior to the consummation of our IPO through receipt from our Sponsor of $25,000 for the sale of the Founder Shares and the availability of a loan from the Sponsor of up to $300,000 under an unsecured, non-interest bearing promissory note, under which no amounts were borrowed.

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

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 3,821,591 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3,821,591 (the “Private Placement”). The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering.

Following the closing of the Initial Public Offering and the Private Placement, a total of $242,103,750 was placed in the Trust Account. We incurred $12,213,743 of transaction costs, consisting of $1,207,500 of cash underwriting fee, $8,452,500 of deferred underwriting fee, and $2,553,743 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $557,567. Net income of $5,495,464 was affected by interest earned on cash held in the Trust Account of $6,375,831, and net change in operating assets and liabilities of $322,800.

For the nine months ended September 30, 2026, cash provided by financing activities was $630,000, which consisted of the proceeds from the issuance of convertible notes.

For the nine months ended September 30, 2026, cash provided by investing activities was $4,540, which represents the repayment by the Sponsor of amounts previously advanced on its behalf.

As of September 30, 2026, we had cash held in the Trust Account of $254,559,323. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $81,004 in our operating bank account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, the Sponsor or any of its affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination is not consummated, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into Class A ordinary shares at a conversion price per share equal to the lower of (i) $8.00 and (ii) the volume weighted average price of the Class A ordinary shares for the 20 trading days ending on the trading day prior to the date on which the loans are converted, at the option of the lender. Any shares issued upon conversion of such Working Capital Loans would be identical to the Class A ordinary shares that are sold as a part of the Public Units of the Initial Public Offering.

Investor Convertible Notes

As of September 30, 2026, we had borrowed an aggregate of $880,000 under convertible promissory notes issued to investors (collectively, the “Investor Convertible Notes”), consisting of $250,000 issued on July 24, 2025, $80,000 issued on January 26, 2026, $300,000 issued on April 24, 2026 and $250,000 issued on September 5, 2026. The Investor Convertible Notes are convertible, only upon and subject to the closing of an Initial Business Combination, into units at $5.00 per unit (July 2025 and January 2026 notes), $3.00 per unit (April 2026 notes) and $1.75 per unit (September 2026 note). In addition, $639,375 remains available to us under the Working Capital Convertible Note disclosed in Note 5.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Except for the Investor Convertible Notes, the deferred underwriting fee and the deferred service provider fees described in Notes 6 and 7 to our unaudited condensed financial statements, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. We also pay our Sponsor $26,000 per month under the administrative services agreement and pay Brio Financial $8,000 per month under the Brio Agreement.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2026, we had cash of $81,004 and working capital of $218,371. In addition, if we do not complete our initial business combination by May 16, 2027 (or up to November 16, 2027 if extended by our board of directors, which would require deposits into the Trust Account), we will be required to cease operations and liquidate. Further, we expect to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

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

On May 16, 2025, the Company consummated the Initial Public Offering pursuant to a registration statement on Form S-1 (File No. 333-285842), which was declared effective by the SEC on May 14, 2025. Clear Street LLC acted as representative of the underwriters. The Company consummated the Initial Public Offering of 24,150,000 Units at $10.00 per Unit, generating gross proceeds of $241,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 3,821,591 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3,821,591. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering.

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

We incurred a total of $12,213,743 of transaction costs, consisting of $1,207,500 of cash underwriting fee, $8,452,500 of deferred underwriting fee, and $2,553,743 of other offering costs. There has been no material change in the planned use of the proceeds from the Initial Public Offering and the Private Placement as described in the Company’s final prospectus dated May 16, 2025.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

On July 24, 2025, January 26, 2026, April 24, 2026 and September 5, 2026, we were loaned $250,000, $80,000, $300,000 and $250,000, respectively, by certain investors pursuant to the Investor Convertible Notes. The maturity date of the Investor Convertible Notes is the earlier of (i) the date on which we consummate an Initial Business Combination and (ii) the date that the Company’s winding up becomes effective. Any principal amounts outstanding under the Investor Convertible Notes may be converted into a number of units, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant of one Class A ordinary share, equal to (A) the outstanding principal amount to be converted, divided by (B) $5.00 with respect to the Investor Convertible Notes issued on July 24, 2025 and January 26, 2026, and $3.00 with respect to the Investor Convertible Notes issued on April 24, 2026, and $1.75 with respect to the Investor Convertible Note issued on September 5, 2026; provided, however, that the Investor Convertible Notes shall only be convertible upon, and subject to, the closing of an Initial Business Combination. The units issuable upon conversion of the Investor Convertible Notes will be identical to the Public Units that were sold in the Initial Public Offering. The proceeds from the Investor Convertible Notes will be used for general corporate purposes. The Investor Convertible Notes were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
4.1	Warrant Agreement, dated May 14, 2025, between the Company and Odyssey Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.1	Private Placement Warrants Purchase Agreement, dated May 14, 2025, between the Company and International SPAC Management Group I LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.2	Investment Management Trust Agreement, dated May 14, 2025, between the Company and Odyssey Transfer and Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.3	Registration Rights Agreement, dated May 14, 2025, among the Company, International SPAC Management Group I LLC and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.4	Letter Agreement, dated May 14, 2025, among the Company, International SPAC Management Group I LLC, certain investors in International SPAC Management Group I LLC and each of the initial shareholders, directors and officers of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.5	Letter Agreement, dated May 14, 2025, among the Company and certain investors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.6	Administrative Services Agreement, dated May 14, 2025, by and between the Company and International SPAC Management Group I LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.7	Form of Indemnification Agreement between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
10.8	Working Capital Convertible Note, dated as of May 16, 2025, issued to International SPAC Management Group I LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-42650), filed with the SEC on May 19, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENATUS TACTICAL ACQUISITION CORP I

Date: November 13, 2026	By:	/s/ Eric Swider
	Name:	Eric Swider
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)